Form 10-Q
period 2006-09-30
DIVX INC
filed 2006-11-13
CIK 1342960

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended September 30, 2006

OR

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission File Number 001-33029

DivX, Inc.

(Exact name of Registrant as specified in its Charter)

Delaware	33-0921758
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

4780 Eastgate Mall

San Diego, California 92121

(Address of Principal Executive Offices, including Zip Code)

(858) 882-0600

(Registrant’s Telephone Number, Including Area Code)

N/A

(Former name, former address and former fiscal year if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

Yes ☐   No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934):

Yes ☐   No ☒

The number of shares of the Registrant’s Common Stock outstanding as of September 30, 2006 was 33,517,361.

DIVX, INC.
QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED SEPTEMBER 30, 2006
TABLE OF CONTENTS

PART I — FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

DIVX, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31,	September 30,
	2005	2006
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$25,035	$146,393
Restricted cash	270	270
Accounts receivable, net of allowance of $963 and $1,017, respectively	4,194	5,477
Prepaid expenses	676	705
Other current assets	94	80
Total current assets	30,269	152,925
Property and equipment, net	2,876	3,400
Other assets	19	861
Total assets	$33,164	$157,186

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$988	$2,350
Accrued liabilities	612	2,060
Accrued compensation and benefits	1,262	2,778
Accrued patent royalties	1,156	613
Income taxes payable	34	667
Deferred revenue, current	3,106	3,720
Current portion of capital lease obligations	43	35
Notes payable, current portion	720	496
Total current liabilities	7,921	12,719
Capital lease, net of current portion	108	82
Notes payable, net of current portion	394	75
Deferred revenue, long term	786	708
Deferred rent	640	508
Liability for unvested portion of early stock option exercises	288	425
Total liabilities	10,137	14,517
Commitments and contingencies
Redeemable Series D convertible preferred stock, $.001 par value, 5,900,000 and 0 shares authorized at December 31, 2005 and September 30, 2006, respectively; 5,811,100 and 0 shares issued and outstanding at December 31, 2005 and September 30, 2006, respectively	16,842	—
Stockholders’ equity:
Series A convertible preferred stock, $.001 par value; 4,522,000 and 0 shares authorized, issued, and outstanding at December 31, 2005 and September 30, 2006, respectively	5	—
Series B convertible preferred stock, $.001 par value; 16,559,158 and 0 shares authorized at December 31, 2005 and September 30, 2006, respectively; 16,483,176 and 0 shares issued and outstanding at December 31, 2005 and September 30, 2006, respectively	16	—
Series C convertible preferred stock, $.001 par value; 4,251,194 and 0 shares authorized, issued and outstanding at December 31, 2005 and September 30, 2006, respectively	4	—
Preferred stock, $.001 par value; 0 and 10,000,000 shares authorized at December 31, 2005 and September 30, 2006, respectively; 0 shares issued and outstanding at December 31, 2005 and September 30, 2006, respectively	—	—
Common stock, $.001 par value, 100,000,000 and 200,000,000 shares authorized at December 31, 2005 and September 30, 2006, respectively; 8,047,285 and 32,852,422 shares issued and outstanding, excluding 579,964 and 664,939 shares subject to repurchase at December 31, 2005 and September 30, 2006, respectively	8	33
Additional paid in capital	27,061	152,983
Deferred stock-based compensation	(1,517)	—
Accumulated deficit	(19,392)	(10,347)
Total stockholders’ equity	6,185	142,669
Total liabilities and stockholders’ equity	$33,164	$157,186

The accompanying notes are an integral part of these unaudited financial statements.

DIVX, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2005	2006	2005	2006
Net revenues:
Technology licensing	$7,023	$12,446	$17,631	$33,891
Total net revenues	8,392	15,395	22,463	42,668
Cost of revenue:
Cost of technology licensing	713	746	2,055	2,238
Cost of media and other distribution and services(1)	216	222	662	678
Total cost of revenue	929	968	2,717	2,916
Gross margin	7,463	14,427	19,746	39,752

Operating expenses:
Selling, general and administrative(1)	3,937	6,673	11,391	18,374
Product development(1)	2,579	4,106	7,749	11,033
Total operating expenses	6,516	10,779	19,140	29,407
Income from operations	947	3,648	606	10,345
Interest income	51	489	130	1,149
Interest expense and other	(34)	(16)	(89)	(58)
Income before income taxes	964	4,121	647	11,436
Income tax provision	202	1,021	560	2,394
Net income	$762	$3,100	$87	$9,042
Net income per share:
Basic	$0.03	$0.12	$—	$0.36
Diluted	$0.02	$0.10	$—	$0.28
Shares used to compute basic net income per share	7,754	1,050	7,094	9,245
Shares used to compute diluted net income per share	10,587	13,563	7,094	11,775

(1)             Stock-based compensation is allocated as follows:

Cost of revenue	$—	$1	$—	$3
Selling, general and administrative	47	357	183	1,017
Product development	11	168	103	435
Total	$58	$526	$286	$1,455

The accompanying notes are an integral part of these unaudited financial statements.

DIVX, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Nine months ended September 30,
	2005	2006
Cash flows from operating activities:
Net income	$87	$9,042
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	770	1,130
Stock-based compensation	286	1,454
Excess tax benefit from exercise of stock options	—	(60)
Changes in operating assets and liabilities:
Accounts receivable, net	(383)	(1,282)
Prepaid expenses and other assets	562	(559)
Accounts payable	(962)	102
Accrued liabilities	(215)	(18)
Accrued compensation and benefits	584	1,516
Deferred rent	(116)	(132)
Deferred revenue, net	491	536
Income taxes payable	—	693
Net cash provided by operating activities	1,104	12,422
Cash flows used in investing activities:
Purchase of property and equipment	(661)	(1,333)
Cash paid in Corporate Green acquisition	—	(351)
Net cash used in investing activities	(661)	(1,684)
Cash flows from financing activities:
Net proceeds from issuance of preferred stock	(3)	—
Net proceeds from issuance of common stock, net of underwriting discounts and commissions	711	111,812
Expenses related to initial public offering	—	(667)
Excess tax benefit from exercise of stock options	—	60
Repurchase of unvested stock	(94)	(7)
Payments on capital lease obligations	(252)	(34)
Proceeds from notes payable	890	—
Payments on notes payable	(1,145)	(544)
Net cash provided by financing activities	107	110,620
Net increase in cash and cash equivalents	550	121,358
Cash and cash equivalents at beginning of period	6,934	25,035
Cash and cash equivalents at end of period	$7,484	$146,393

Supplemental disclosure:
Cash paid for income taxes	$560	$1,150
Cash paid for interest	90	41

The accompanying notes are an integral part of these unaudited financial statements.

Note 1 — Background and Basis of Presentation

Basis of Presentation

The accompanying consolidated balance sheet as of September 30, 2006, the statements of income for the three and nine months ended September 30, 2005 and 2006 and the statements of cash flows for the nine months ended September 30, 2005 and 2006 are unaudited. These statements should be read in conjunction with the audited consolidated financial statements and related notes, together with management’s discussion and analysis of financial condition and results of operations, contained in the Prospectus filed by the Company pursuant to Rule 424(b) under the Securities Act of 1933, as amended, with the Securities and Exchange Commission, or SEC, on September 21, 2006 (the “Prospectus”).

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP. In the opinion of the Company’s management, the unaudited consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements in the Prospectus, and include all adjustments (consisting of normal recurring accruals) necessary for the fair presentation of the Company’s financial information for the periods presented.  The results for the three and nine months ended September 30, 2006 are not necessarily indicative of the results to be expected for the year ending December 31, 2006.

Initial Public Offering

On September 21, 2006, the SEC declared effective the Company’s Registration Statement on Form S-1 for its initial public offering. The Company completed the sale of 7,461,538 shares of its common stock on September 27, 2006 at a price of $16.00 per share. JP Morgan Securities Inc., Banc of America Securities LLC, Cowen and Company, LLC, Canaccord Adams Inc. and Montgomery & Co., LLC acted as the underwriters for the offering.

The aggregate purchase price of the offering, exclusive of shares sold by selling stockholders in the offering, was $119,416,608. The net offering proceeds received by the Company after deducting total estimated expenses, including the underwriters’ discount were $108,218,445. The Company incurred total estimated expenses in connection with the offering of $11,198,163, which consisted of $2,547,000 in legal, accounting and printing fees, $8,359,163 in underwriters’ discounts, fees and commissions, and $292,000 in miscellaneous expenses. No payments for such expenses were made directly or indirectly to (i) any of the Company’s directors, officers or their associates, (ii) any person owning 10% or more of any class of the Company’s equity securities or (iii) any of the Company’s affiliates.

Upon closing of the Company’s initial public offering, 5,811,100 shares of outstanding redeemable convertible preferred stock, and 27,488,690 shares of outstanding convertible preferred stock, converted into common stock. Therefore, at September 30, 2006, there were no outstanding shares of redeemable convertible preferred stock or convertible preferred stock.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ materially from these estimates.

Note 2—Comprehensive Income

Statement of Financial Accounting Standards, or SFAS, No. 130, Reporting Comprehensive Income, establishes standards for reporting comprehensive income and its components in the financial statements. Net income and other comprehensive income shall be reported net of their related tax effect to arrive at comprehensive income. To date, comprehensive income equals the net income as reported.

Note 3 — Earnings Per Share

For periods where the Company had two classes of equity securities, it followed Emerging Issues Task Force Issue, or EITF, No. 03-6, Participating Securities and the Two-Class Method under FASB Statement 128, which established standards regarding the computation of earnings per share, or EPS, by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the Company. EITF Issue No. 03-6 requires earnings available to common stockholders for the period, after deduction of preferred stock dividends, to be allocated between the common and preferred stockholders based on their respective rights to receive dividends. Basic EPS is then calculated by dividing income allocable to common stockholders (including the reduction for any undeclared, preferred stock dividends assuming current income for the period had been distributed) by the weighted average number of shares outstanding, net of shares subject to repurchase. EITF Issue No. 03-6 does not require the presentation of basic and diluted EPS for securities other than common stock; therefore, the following EPS amounts only pertain to the Company’s common stock.

Upon the closing of the Company’s initial public offering, all outstanding shares of preferred stock were converted to shares of common stock. Since the Company became a public company, the Company has followed SFAS No. 128, Earnings Per Share, which requires that basic EPS be calculated by dividing earnings available to common stockholders for the period by the weighted average number of shares of common stock outstanding. Income for the periods presented was allocated between the preferred and common stockholders on a straight-line basis over the number of days of the respective periods presented.

The Company calculates diluted EPS under the if-converted method unless the conversion of the preferred stock is anti-dilutive to basic EPS. To the extent preferred stock is anti-dilutive, the Company calculates diluted EPS under the two class method.

The following table sets forth the computation of basic and diluted net income per share (unaudited, in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2006	2005	2006
Numerator:
Net income	$762	$3,100	$87	$9,042
Income allocable to preferred stockholders	(541)	(1,790)	(87)	(5,746)
Net income allocable to common stockholders	$221	$1,310	$—	$3,296

Denominator:
Weighted average common shares outstanding (basic)	7,754	11,050	7,094	9,245
Common equivalent shares from common stock warrants	509	593	—	607
Common equivalent shares from options to purchase common stock and unvested shares of common stock subject to repurchase	2,324	1,920	—	1,923
Weighted average shares of common stock outstanding (diluted)	10,587	13,563	7,094	11,775
Basic earnings per share	$0.03	$0.12	$—	$0.36
Diluted earnings per share	$0.02	$0.10	$—	$0.28

Potentially dilutive securities, which are not included in the calculation of diluted net income per share because to do so would be anti-dilutive, are as follows (unaudited, in thousands, in common equivalent shares):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2006	2005	2006
Convertible preferred stock	13,736	15,162	13,736	16,148
Common and preferred stock warrants	25	—	667	—
Options to purchase common stock	—	112	1,519	87
Shares of common stock subject to repurchase	—	—	679	—
Total	13,761	15,274	16,601	16,235

Note 4 — Stock-Based Compensation

In the first quarter of 2006, the Company adopted SFAS No. 123R, Share-Based Payment, or SFAS 123R, which revises SFAS No. 123, Accounting for Stock-Based Compensation, or SFAS 123, and supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, or APB 25. SFAS 123R requires that share-based payment transactions with employees be recognized in the financial statements based on their fair value and recognized as compensation expense over the vesting period. Prior to SFAS 123R, the Company disclosed the pro forma effects of SFAS 123 under the minimum value method. The Company adopted SFAS 123R effective January 1, 2006, prospectively for new equity awards issued subsequent to January 1, 2006.

Prior to January 1, 2006, the Company accounted for employee stock-based compensation in accordance with provisions APB 25, and Financial Accounting Standards Board Interpretation, or FASB, No. 44, Accounting for Certain Transactions Involving Stock Compensation — an Interpretation of APB No. 25, and complied with the disclosure provisions of SFAS 123, and related SFAS No. 148, Accounting for Stock-Based Compensation — Transaction and Disclosure. Under APB 25, compensation expense is based on the difference, if any, on the date of the grant, between the fair value of the Company’s stock and the exercise price of the option. The Company amortized deferred stock-based compensation using the straight-line method over the vesting period.

In connection with the adoption of SFAS 123R, the Company reviewed and updated, among other things, its forfeiture rate, expected term and volatility assumptions. The weighted average expected lives of the options for the three and nine month periods ended September 30, 2006 reflects the application of the simplified method set out in the SEC Staff Accounting Bulletin, or SAB, No. 107,  or SAB 107, which was issued in March 2005. The simplified method defines the life as the average of the contractual term of the options and the weighted average vesting period for all option tranches. Estimated volatility for the three and nine month periods ended September 30, 2006 also reflects the application of SAB 107 interpretive guidance and, accordingly, incorporates historical volatility of similar entities whose share price are publicly available.

The fair value of each option is estimated on the date of grant using the Black-Scholes method with the following assumptions (unaudited):

	Three Months Ended	Nine Months Ended
	September 30, 2006	September 30, 2006
Risk-free interest rate	4.85%	4.85%
Expected volatility	52%	55%
Expected life	6.25	6.25
Dividend yield	0%	0%

As of September 30, 2006, there was $2.7 million of unrecognized compensation related to stock options granted after January 1, 2006, which is expected to be recognized over a weighted-average period of 1.47 years. The unrecognized compensation expense related to the restricted shares of common stock issued in the Corporate Green acquisition was $303,000 at September 30, 2006, and is expected to be recognized over a period of nine months from September 30, 2006.

The estimated weighted-average fair value of options granted during the three and nine month periods ended September 30, 2006 was $7.92 and $5.90, respectively. The total intrinsic value of options exercised during the three and nine months ended September 30, 2006 was $148,682 and $ 3.4 million, respectively.

Stock Plan Activity. In July 2006, the Company adopted its 2006 Equity Incentive Plan, or 2006 Plan, which became effective immediately following the closing date of the Company’s initial public offering.   The Company has reserved 5,900,000 shares of common stock for issuance under the 2006 Plan. Generally, options granted under the 2006 Plan are exercisable for up to 10 years from the date of grant and vest over a four-year period. The Company also has a 2000 Stock Incentive Plan, or 2000 Plan. The Company has reserved 6,579,011 shares of common stock for issuance under the 2000 Plan. Generally, options granted under the 2000 Plan are exercisable for up to 10 years from the date of grant and vest over a four-year period. The 2000 Plan allows for early exercise of unvested options. In such circumstances, the Company typically allows employees to exercise stock options prior to vesting. Upon the exercise of an option prior to vesting, the Company has a right to repurchase such shares at the original exercise price to the extent that they have not vested in accordance with the related option agreement. In accordance with EITF 00-23, Issues Related to Accounting for Stock Compensation under APB Opinion No. 25 and FASB Interpretation No. 44, the consideration received for the exercise of an unvested stock option granted after the effective date of EITF 00-23 is to be considered a deposit of the exercise price, and thus is a liability that is recorded by the Company. The liability associated with this potential for repurchase, and the related shares, are only reclassified into equity as the option award vests. As a result, the Company has recorded a liability of $425,000 as of September 30, 2006, for the unvested portion of early stock option exercises.

A summary of the Company’s stock option activity for the 2000 Plan and the 2006 Plans is as follows (unaudited):

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
	(in thousands)		(in years)	(in thousands)
Balance at December 31, 2005	1,697	$0.58	7.5
Vested at December 31, 2005	994	$0.26	6.3

Granted	438	$2.28
Exercised	(214)	$0.52
Canceled	(63)	$0.84

Balance at March 31, 2006	1,858	$0.98	7.7
Vested at March 31, 2006	939	$0.26	6.0

Granted	88	$6.44
Exercised	(298)	$0.90
Canceled	(25)	$1.21

Balance at June 30, 2006	1,623	$1.28	7.5
Vested at June 30, 2006	825	$0.28	5.7

Granted	264	$12.91
Exercised	(40)	$0.73
Canceled	(9)	$1.65

Balance at September 30, 2006	1,839	$2.97	7.6	$38,237
Vested at September 30, 2006	834	$0.40	5.5	$19,490

The number of shares of the Company’s common stock outstanding at September 30, 2006 includes 603,088 shares subject to repurchase at a weighted-average exercise price of $0.71 that were issued upon exercise of stock options.  The Company received $33,915 and $28,885 during the three month periods ended September 30, 2005 and 2006 and $621,317 and $406,428 for the nine month periods ended September 30, 2005 and 2006, respectively.

As of September 30, 2006, 637,296 and 5,876,750 shares were available for future grant under the 2000 Plan and 2006 Plan, respectively. The following is a breakdown of the options outstanding and exercisable under the 2000 and 2006 Plans as of September 30, 2006 (unaudited, in thousands):

	Outstanding Options			Options Exercisable
Range of Exercise Prices	Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
		(in years)
$0.12	385	6.5	$0.12	385	$0.12
$0.32	388	4.2	0.32	388	0.32
$0.80 - $1.40	168	8.3	0.88	168	0.88
$1.80	312	9.2	1.80	312	1.80
$2.00 - $3.00	237	9.5	2.58	237	2.58
$5.00 - $7.00	73	9.6	6.03	73	6.03
$9.00	12	8.7	9.00	12	9.00
$11.00	95	9.2	11.00	95	11.00
$12.00	75	9.9	12.00	75	12.00
$13.00	71	10.0	13.00	71	13.00
$23.36	23	10.0	23.36	—	—
$0.12 - $23.36	1,839	7.6	2.97	1,816	2.71

Note 5 — Recently Issued Accounting Standard

In July 2006, the Financial Accounting Standards Board issued Interpretation No. 48, or FIN 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109. FIN 48 clarifies the recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company will adopt this interpretation as required. The Company is currently evaluating the impact of this interpretation on its consolidated financial statements. This is relevant because the Company has had cumulative changes in its ownership structure during the last three years. Pursuant to Internal Revenue Code Sections 382 and 383, use of the Company’s net operating loss and tax credit carryforwards may be limited in the event of a cumulative change in ownership of more than 50% within a three-year period. While the Company has not completed a formal analysis of how the stock ownership changes that it has experienced would affect the value of its carryforwards in relation to Sections 382 and 383, it does not expect that any such limitations would prevent the Company from utilizing its net operating losses prior to their expiration.

In September 2006, the SEC released SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, or SAB 108.  SAB 108 provides interpretive guidance on the SEC’s views on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement.  The provisions of SAB 108 will be effective for the Company for the fiscal year ended December 31, 2006.  The Company is currently evaluating the impact of applying SAB 108 but does not believe that the application of SAB 108 will have a material effect on its financial position, cash flows, and results of operations.

Also in September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, or SFAS 157. SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements.  The provisions of SFAS 157 are effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact, if any, of the provisions of SFAS 157.

Note 6 — Income Taxes

The Company recorded a provision for income taxes of $2.4 million for the nine month period ended September 30, 2006, based upon a 21% effective tax rate.  The effective tax rate is based upon the Company’s estimated fiscal 2006 income before the provision for income taxes.  The difference between the 21% effective tax rate and the 35% United States federal statutory rate is caused primarily by the release of valuation allowance for the utilization of net operating loss and research credit carryovers.  To the extent the estimate of fiscal 2006 income before the provision for income taxes changes, the Company’s provision for income taxes will change as well.  The provision for income taxes of $560,000 for the nine month period ended September 30, 2005 consists of the amount of taxes withheld related to royalty payments received from customers doing business within foreign jurisdictions with which the United States has no taxing reciprocity agreement in place for the sale or licensing of intellectual property.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of our operations in conjunction with our consolidated financial statements and the notes to those statements included elsewhere in this Quarterly Report on Form 10-Q, as well as our audited consolidated financial statements and notes to those statements as of and for the year ended December 31, 2005 included with our prospectus filed with the SEC pursuant to Rule 424(b)(4) of the Securities Act of 1933, as amended, on September 22, 2006. This discussion contains forward-looking statements reflecting our current expectations that involve risks and uncertainties. Our actual results and the timing of events may differ materially from those contained in these forward-looking statements due to a number of factors, including those discussed in the section entitled “Risk Factors,” and elsewhere in this quarterly report on Form 10-Q.

Overview

We create products and services designed to improve the experience of media. Our first product offering was a video compression-decompression software library, or codec, which has been actively sought out and downloaded by consumers over 200 million times during the last four years, including over 60 million times during the last twelve months. These downloads include those for which we receive revenue as well as free downloads, such as limited-time trial versions, and downloads provided as upgrades or support to existing end users of our products. We have since built on the success of our codec with other consumer software products, including the DivX Player application, which we distribute to consumers from our website, DivX.com. We also license our technologies to consumer hardware device manufacturers and certify their products to ensure the interoperable support of DivX-encoded content. Over 50 million DivX Certified hardware devices have been shipped worldwide through September 30, 2006. Our customers include major consumer video hardware original equipment manufacturers such as Philips and Samsung. We are entitled to receive a royalty for each DivX Certified device that our customers ship. In addition to technology licensing to consumer hardware device manufacturers, we currently generate revenue from software licensing, advertising and content distribution.

Sources of revenues

We have four revenue streams. Three of these are derived from our technologies, including technology licensing to manufacturers of consumer hardware devices, software licensing to independent software vendors and consumers, and services relating to digital media distribution over the Internet that is made possible via the deployment of our technologies. Additionally, we derive revenues from advertising and distributing third-party products on our website.

Our technology licensing revenues are derived primarily from per-unit royalties received from original equipment manufacturers. We license our technologies to manufacturers of integrated circuits designed for consumer hardware products, as well as consumer hardware device manufacturers who have licensed our technologies for incorporation in products such as DVD players, personal media players, portable media players, and digital still cameras. Our licensing arrangements typically entitle us to receive a royalty for each product unit incorporating our technologies that is shipped by our original equipment manufacturer partners. Though significantly smaller in magnitude than royalties from unit-based shipments, we also receive technology fees from integrated circuit manufacturers, original design manufacturers and original equipment manufacturers for rights to include our technologies in their products and for DivX product certifications. Because royalties are generated by the shipment volumes of our consumer hardware device customers, and because sales by consumer hardware device manufacturers are highly seasonal , we expect revenues relating to consumer hardware devices to be highly seasonal, with our second quarter revenues in any calendar year being generally lower than any other quarter in a calendar year.

Our software license revenues are derived primarily through per-unit royalties from independent software vendors, and to a lesser extent from direct software sales to consumers via our website. We work with independent software vendors to help them incorporate our technologies into their video creation, editing and playback software products. Our licensing arrangements typically entitle us to receive a royalty for each DivX-enabled software unit shipped by our independent software vendor partners. We offer software to consumers via our website both for a fee and on a free or trial basis. We believe that downloads of this software benefit our business both directly and indirectly. Our business benefits directly from increased revenues when the user downloads a for-pay version. Our business benefits indirectly when free or trial versions are downloaded, as we believe such downloads increase our installed base and therefore the demand for consumer hardware devices that contain our technologies.

Advertising and product distribution revenues have generally been earned when we include third-party software products with DivX software that is available for download to consumers from our website. Presently, our only arrangement of this type is with Google, although we have had arrangements with other parties in the past. With each download of included software, consumers are offered the opportunity to install Google software. Google pays us fees for meeting certain monthly distribution commitments related to our offering of included Google software to consumers, and activations of the software by consumers.

We earn digital media distribution revenues by providing a hosted service through our Open Video System to content providers that allows them to download their digital media content to users via the Internet. In such cases, digital media distribution revenues are derived as a revenue-share percentage of total content sales prices. We also derive revenues by encoding third-party content into the DivX format to allow such content to be delivered more efficiently via the Internet. Revenues for digital media distribution and other services have declined slightly for each period presented. In the third quarter of 2006, we reported our first instance of revenue related to content distribution arrangements with consumer hardware OEMs who pay us a fee for each copy of DivX-encoded content that is encoded on physical media and bundled with their consumer hardware products.  If our content licensing arrangements with consumer hardware OEMs and our online video community website, Stage6.com, are successful, our digital media distribution revenues may increase in future periods.

A small number of customers account for a significant percentage of our revenues. In the third quarter of 2006, two customers accounted for 24% and 12%, respectively, of our revenues. For the nine months ended September 30, 2006, the same two customers accounted for 21% and 9%, respectively, of our revenues.

We are a global company with a broad, geographically diverse market presence. We have offices in six countries, and our hardware and software products are distributed in over 150 countries and territories. We have historically generated a substantial amount of our revenues from international sales, which have grown to represent an increasingly large percentage of our overall revenues. For the nine months ended September 30, 2006 and the nine months ended September 30, 2005, our revenues outside North America comprised 74% and 75%, respectively, of our total revenues. A large portion of our total revenues come from licensing our technologies to consumer hardware device manufacturers, most of whom are located outside of North America.

Cost of revenues

Our cost of revenues consists primarily of license fees payable to providers of intellectual property that is included in our technologies. Generally, royalties are due to our third-party intellectual property providers based on when certain of our products are sold, subject to contractually agreed-upon limits. To a much lesser extent, cost of revenues also includes depreciation on certain computing equipment and related software, the compensation of related employees, Internet connectivity costs, third-party payment processing fees and allocable overhead. Although this may not be the case in the future, and although we have experienced some variability to our cost of revenue structure in the past, in general our costs of revenues have not been highly variable with revenue volumes. As a result, we generally expect our overall gross margins to fluctuate with revenues. If our online video community website, Stage6.com, is successful, our associated Internet connectivity and content licensing costs may increase at a higher rate than the revenues we derive from Stage6.com, which would reduce our gross margins.

Selling, general and administrative

The majority of selling, general and administrative expenses consists of employee compensation costs. Selling, general and administrative expense also includes marketing expenses, business travel costs, trade show costs, outside consulting fees and allocable overhead. Our headcount for selling, general, and administrative related personnel, including employees and outside contractors increased by 43 from 92 as of September 30, 2005 to 135 as of September 30, 2006. We intend to hire additional employees and outside contractors for our sales and marketing staff and to increase our selling and marketing budget in the future as we attempt to continue to raise awareness of our products and services. In addition, we expect our general and administrative expenses to increase substantially as we incur additional expenses associated with being a publicly traded company, including expenses associated with comprehensively analyzing, documenting and testing our system of internal controls and maintaining our disclosure controls and procedures as a result of the regulatory requirements of the Sarbanes-Oxley Act.

Product development

The majority of product development expenses consists of employee compensation for personnel responsible for the development of new technologies and products. Our headcount for product development related personnel, including employees and outside contractors increased by 37 from 80 as of September 30, 2005 to 117 as of September 30, 2006. Product development expense also includes bandwidth expenses, depreciation of computer and related equipment, software license fees and allocable overhead. We expect to increase our product development expenses in absolute dollars as we continue to invest in the development of our products and services. While we expect to continue to hire additional employees to meet our business needs, if permanent employees are not available for hire, we intend to use outside contractors to fulfill our labor needs when and as required to accomplish our operating goals.

Critical accounting policies

This discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements in accordance with GAAP requires us to use accounting policies and make certain estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingencies as of the date of the financial statements and the reported amounts of revenue and expenses during a fiscal period. We consider an accounting policy to be critical if it is important to our financial condition and results of operations, and if it requires significant judgment and estimates on the part of management in its application. We have discussed the selection and development of the critical accounting policies with the audit committee of our board of directors, and the audit committee has reviewed our related disclosures. Although we believe that our judgments and estimates are appropriate and correct, actual results may differ from those estimates.

Our critical accounting policies are described in the notes to the consolidated financial statements included in the Prospectus we filed with the SEC pursuant to Rule 424(b)(4) of the Securities Act of 1933, as amended, on September 22, 2006.

Results of Operations

The following table presents our results of operations as a percentage of total net revenue for the periods indicated:

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2006	2005	2006
	(unaudited)		(unaudited)
Net revenues:
Technology licensing — consumer hardware	74%	70%	67%	70%
Technology licensing — software	10	11	11	9
Total technology licensing	84	81	78	79
Advertising and third-party product distribution	13	18	18	20
Digital media distribution and services	3	1	4	1
Total media and other distribution and services	16	19	22	21
Total net revenues	100	100	100	100
Cost of revenues:
Cost of technology licensing	8	5	9	5
Cost of media and other distribution services(1)	3	1	3	2
Total cost of revenues	11	6	12	7

Gross profit	89	94	88	93
Operating expenses:
Selling, general and administrative(1)	47	43	51	43
Product development(1)	31	27	34	26
Total operating expenses	78	70	85	69
Income from operations	11	24	3	24
Interest and other income, net	—	3	—	3
Income before income taxes	11	27	3	27
Income tax expense	2	7	2	6
Net income	9%	20%	1%	21%

(1)             Includes stock-based compensation as follows:

Cost of revenues	—%	—%	—%	—%
Selling, general and administrative	1	2	1	2
Product development	—	1	—	1
Total stock-based compensation	1%	3%	1%	3%

Net Revenues

The following table summarizes and analyzes the revenues we earned for the three and nine months ended September 30, 2006:

	Three months ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2005	2006	$	%	2005	2006	$	%
	($ in thousands)
	(unaudited)
Net revenues:
Technology licensing:
Consumer hardware	$6,158	$10,783	$4,625	75%	$15,088	$29,942	$14,854	98%
% of total net revenues	74%	70%			67%	70%
Software	865	1,663	797	92%	2,543	3,949	1,407	55%
% of total net revenues	10%	11%			11%	9%
Total technology licensing	7,023	12,446	5,422	77%	17,631	33,891	16,261	92%
% of total net revenues	84%	81%			78%	79%
Advertising and third-party product distribution	1,127	2,801	1,674	149%	3,958	8,164	4,206	106%
% of total net revenues	13%	18%			18%	20%
Digital media distribution and services	242	148	(94)	(39)%	874	613	(261)	(30)%
% of total net revenues	3%	1%			4%	1%
Total net revenues	$8,392	$15,395	$7,002	83%	$22,463	$42,668	$20,206	90%

Technology licensing - consumer hardware:  The $4.6 million, or 75%, increase in revenues from technology licensing to consumer hardware device manufacturers from the third quarter of 2005 to the third quarter of 2006, and the $14.9 million, or 98%, increase in revenues from technology licensing to consumer hardware device manufacturers from the nine months ended September 30, 2005 to the nine months ended September 30, 2006, resulted from an increase in net royalty revenues due to an increase in reported units shipped by our licensees of their consumer hardware devices that incorporate our technologies, principally attributable to the worldwide growth in sales of DVD players that incorporate our technologies.

Technology licensing — software:  The $797,000, or 92%, increase in software licensing revenues from the third quarter of 2005 to the third quarter of 2006 resulted primarily from a $966,000 increase in royalties from independent software vendors.  This increase was primarily driven by $850,000 of royalty revenue from Google for use of certain of our technology which may not recur in the future. The increase was partially offset by a $169,000 decrease in revenues related to sales of our software products directly to consumers.

The $1.4 million, or 55%, increase in software licensing revenues from the nine months ended September 30, 2005 to the nine months ended September 30, 2006 resulted primarily from a $1.3 million increase in royalties from independent software vendors..  This increase was primarily driven by $850,000 of royalty revenue from Google as discussed above. The balance of the increase is from revenues related to sales of our software products directly to consumers.

Advertising and third-party product distribution:  The $1.7 million, or 149%, increase in advertising and third-party product distribution revenue from the third quarter of 2005 to the third quarter of 2006, and the $4.2 million, or 106%, increase in advertising and third-party product distribution revenue from the nine months ended September 30, 2005 to the nine months ended September 30, 2006 resulted from an increase in our distribution of software under our software distribution and promotion agreement with Google.

Digital media distribution and services:  The $94,000, or 39%, decrease in digital media distribution and services revenue from the third quarter of 2005 to the third quarter of 2006, and the $261,000, or 30%, decrease in digital media distribution and services revenue from the nine months ended September 30, 2005 to the nine months ended September 30, 2006, reflect decreases in sales by our Open Video System customers and in encoding revenues.  The decreases are offset by $32,000 in revenue related to the licensing of content to consumer hardware OEM’s for the purpose of bundling such content on physical media with their consumer hardware products; the third quarter of 2006 is the first period that this factor has contributed to revenue.

Gross profit

The following table shows the gross profit earned on each of our revenue streams for the three and nine months ended September 30, 2006, in absolute dollars and as a percentage of related revenues:

	Three months ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2005	2006	$	%	2005	2006	$	%
	($ in thousands)
	(unaudited)
Gross profit:
Technology licensing	6,310	11,700	5,389	85%	15,576	31,653	16,078	103%
Gross margin %	90%	94%			88%	93%
Advertising and third-party product distribution	1,105	2,772	1,667	151%	3,958	8,164	4,206	106%
Gross margin %	98%	99%			100%	100%
Digital media distribution and services	48	(45)	(93)	(194)%	212	(65)	(277)	(131)%
Gross margin %	20%	(30)%			24%	(11)%
Total gross profit	$7,463	$14,427	$6,963	93%	$19,746	$39,752	$20,007	101%
Gross margin %	89%	94%			88%	93%

Technology licensing:  The increase in gross margin from the third quarter of 2005 to the third quarter of 2006, and from the nine months ended September 30, 2005 to the nine months ended September 30, 2006, was due primarily to increased royalties from technology licensing to consumer hardware device manufacturers without a corresponding increase in royalty expenses due to our licensors, such costs which are to a large extent fixed in nature.

Advertising and third-party product distribution:  Our cost of advertising and product distribution revenue has remained relatively fixed as a percentage of such revenue because the cost of bandwidth associated with product downloads is directly proportional to the volume of downloads.

Digital media distribution and related services:  Our digital media distribution and related services gross margin has continued to decrease due to diminished revenues over a relatively fixed cost base.

Operating expenses

The following table summarizes and analyzes our operating expenses for the three and nine months ended September 30, 2006:

	Three months Ended September 30,		Change		Nine months Ended September 30,		Change
	2005	2006	$	%	2005	2006	$	%
				($ in thousands)
				(unaudited)
Operating expenses:
Selling, general and administrative	$3,937	$6,673	$2,736	69%	$11,391	$18,734	$6,983	61%
% of total net revenues	47%	43%			51%	43%
Product development	2,579	4,106	1,527	59%	7,749	11,033	3,284	42%
% of total net revenues	31%	27%			34%	26%
Total operating expenses	$6,516	$10,779	$4,263	65%	$19,140	$29,407	$10,627	54%
% of total net revenues	78%	70%			85%	69%

Selling, general and administrative:  The $2.7 million, or 69%, increase in selling, general and administrative expenses from the third quarter of 2005 to the third quarter of 2006 was principally due to a $1.6 million increase in payroll and benefit costs resulting from an increase in selling, general and administrative employee average headcount from 87 for the third quarter of 2005 to an average of 121 for the third quarter of 2006 and an increase in sales performance based compensation, a $314,000 increase in marketing costs, particularly tradeshow and retail marketing expenses, a $310,000 increase in stock-based compensation expense primarily due to our adoption of SFAS 123R, a $271,000 increase in professional services, particularly legal and accounting services, and a $106,000 increase in travel costs principally related to our sales functions.

The $7.0 million, or 61%, increase in selling, general and administrative expenses from the nine months ended September 30, 2005 to the nine months ended September 30, 2006 was principally due to a $3.8 million increase in payroll and benefit costs resulting from an increase in selling, general and administrative employee average headcount from 80 for the nine months ended September 30, 2005 to 113 for the nine months ended September 30, 2006 and an increase in sales performance based compensation, a $913,000 increase in professional services, particularly legal and accounting services, a $834,000 increase in stock-based compensation expense primarily due to our adoption of SFAS 123R, a $814,000 increase in marketing costs, particularly tradeshow and retail marketing expenses and a $279,000 increase in travel costs principally related to our sales functions.

Product development: The $1.5 million, or 59%, increase in product development expense from the third quarter of 2005 to the third quarter of 2006 was principally due to a $1.1 million increase in payroll and benefit costs due to an increase in product development employee average headcount from 74 for the third quarter of 2005 to 107 for the third quarter of 2006, a $157,000 increase in stock-based compensation expense primarily due to our adoption of SFAS 123R, a $135,000 increase in depreciation and amortization principally due to our acquisition of Corporate Green, a $135,000 increase in bandwidth costs and a $51,000 increase in recruiting costs. These increases were partially offset by an $80,000 decrease in outside contractor expense related to product development initiatives.

The $3.3 million, or 42%, increase in product development expense from the nine months ended September 30, 2005 to the nine months ended September 30, 2006 was principally due to a $2.7 million increase in payroll and benefit costs due to an increase in product development employee average headcount from 66 for the nine months ended September 30, 2005 to 95 for the nine months ended September 30, 2006, a $365,000 increase in depreciation and amortization principally due to our acquisition of Corporate Green, a $332,000 increase in stock-based compensation expense primarily due to our adoption of SFAS 123R, a $246,000 increase in bandwidth costs and a $120,000 increase in recruiting costs. These increases were partially offset by a $599,000 decrease in outside contractor expense related to product development initiatives.

Interest and other income, net:  We reported net interest income of $473,000 for the third quarter of 2006 compared to $17,000 for the third quarter of 2005, and $1.1 million for the nine months ended September 30, 2006 compared to $42,000 for the nine months ended September 30, 2005.  The increases are reflective of higher average cash balances, which have principally resulted from positive cash flow from operations.  Net interest income for the third quarter of 2006 and the nine months ended September 30, 2006 included four days of interest earned on the proceeds from the sale of shares of our common stock in our initial public offering.

Income tax expense: We recorded a provision for income taxes of $2.4 million for the nine-month period ended September 30, 2006, based upon a 21% effective tax rate. The effective tax rate is based upon our estimated fiscal 2006 income before the provision for income taxes. To the extent the estimate of fiscal 2006 income before the provision for income taxes changes, our provision for income taxes will change as well. The provision for income taxes of $560,000 for the nine month period ended September 30, 2005 consists of amounts of foreign taxes paid in relation to royalty payments received from customers doing business within jurisdictions with which the United States has no taxing reciprocity agreement in place for the sale or licensing of intellectual property.

Liquidity and capital resources

The following table presents data regarding our liquidity and capital resources as of:

	December 31, 2005	September 30, 2006
	($ in thousands)
	(unaudited)
Cash and cash equivalents	$25,035	$146,393
Working capital	22,348	140,206
Total assets	33,164	157,186
Total debt	1,265	688
Total stockholders’ equity	6,185	142,669

Cash flows

	Nine Months Ended September 30,
	2005	2006
	($ in thousands)
	(unaudited)
Cash flow data:
Cash provided by operating activities	$1,104	$12,422
Cash used in investing activities	(661)	(1,684)
Cash provided by financing activities	107	110,620

Total increase in cash and cash equivalents	$550	$121,358

Cash provided by operating activities:  The $1.1 million of cash provided by operating activities for the nine months ended September 30, 2005 was principally driven by adjusted income of $1.1 million adjusting for depreciation and stock-based compensation and increases in deferred revenue offset by decreases in other working capital accounts, primarily accounts payable.

The $12.4 million of cash provided by operating activities for the nine months ended September 30, 2006 was primarily due to adjusted income of $11.6 million adjusting for depreciation and stock-based compensation, a decrease in deferred revenue balances of $536,000 and change in other working capital accounts of $259,000.

Cash used in investing activities:  The $661,000 of cash used in investing activities for the nine months ended September 30, 2005 was principally for the acquisition of property and equipment to support our growth.

The $1.7 million of cash used in investing activities for the nine months ended September 30, 2006 was primarily for the purchase of property and equipment to support the growth of our company, including $351,000 for the acquisition of Corporate Green. We expect to substantially increase our capital expenditures in future periods as we continue to invest in computer and office equipment and leasehold improvements as we expand our business.

Cash provided by financing activities: The $107,000 of cash provided by financing activities for the nine months ended September 30, 2005 was primarily due to $890,000 of proceeds from our equipment line of credit and net proceeds of $617,000 from the sale of common stock, largely due to the exercise of stock options partially offset by $1.4 million of payments on our debt obligations.

The $110.6 million of net cash provided by financing activities for the nine months ended September 30, 2006 was primarily due to the net proceeds from the issuance of $111.8 million of our common stock, principally in our initial public offering, partially offset by $667,000 of costs related to our initial public offering, and $578,000 of payments on our debt obligations.

We have incurred an additional $2.1 million of costs related to our initial public offering that are expected to be paid in the fourth quarter of 2006.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of United States interest rates, particularly because the majority of our investments are in short-term marketable securities. Due to the nature of our short-term investments, we believe that we are not subject to any material market risk exposure. We do not have any foreign currency or other derivative financial instruments.

Our long-term capital lease obligations bear interest at fixed rates and therefore we do not have significant market risk exposure with respect to these obligations.

Item 4. Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

There has been no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1A. Risk Factors

Before you decide to invest or maintain an interest in our common stock, you should consider carefully the risks described below, together with the other information contained in this quarterly report on Form 10-Q. We believe the risks described below are the risks that are material to us as of the date of this quarterly report on Form 10-Q. If any of the following risks comes to fruition, our business, financial condition, results of operations and future growth prospects would likely be materially and adversely affected. In these circumstances, the market price of our common stock could decline, and you may lose all or part of your investment.

Risks related to our business

Our business and prospects depend on the strength of our brand, and if we do not maintain and strengthen our brand, we may be unable to maintain or expand our business.

Maintaining and strengthening the “DivX” brand is critical to maintaining and expanding our business, as well as to our ability to enter into new markets for our technologies and products. If we fail to promote and maintain the DivX brand successfully, our ability to sustain and expand our business and enter into new markets will suffer. Maintaining and strengthening our brand will depend heavily on our ability to continue to develop and provide innovative and high-quality technologies and products for consumers, content owners, consumer hardware device manufacturers and software vendors, as well as to develop and grow our online video community website, Stage6.com. Moreover, because we engage in relatively little direct brand advertising, the promotion of our brand depends, among other things, upon hardware device manufacturing partners displaying our trademarks on their products. If these partners choose for any reason not to display our trademarks on their products, or if our partners use our trademarks incorrectly or in an unauthorized manner, the strength of our brand may be diluted or our ability to maintain or increase our brand awareness may be harmed. In addition, if we fail to maintain high-quality standards for products that incorporate our technologies through the quality-control certification process that we require of our licensees, or if we take other steps to commercialize our products and services that our customers or potential customers reject, the strength of our brand could be adversely affected. Further, unauthorized third parties may use our brand in ways that may dilute or undermine its strength.

If we are unable to penetrate existing markets or adapt or develop technologies and products for new markets, our business prospects could be limited.

We expect that our future success will depend, in part, upon our ability to successfully penetrate existing markets for digital media technologies, including:

•                  digital versatile disc, or DVD, players;

•                  DVD recorders;

•                  network connected DVD players;

•                  high definition DVD players;

•                  portable media players;

•                  digital still cameras;

•                  digital camcorders;

•                  mobile handsets;

•                  digital media software applications;

•                  smart TVs;

•                  home media centers; and

•                  set-top boxes.

To date, we have penetrated only some of these markets, including the markets for DVD players, network connected DVD players, portable media players and digital still cameras. Our success depends upon our ability to further penetrate these markets, some of which we have only penetrated to a limited extent, and to successfully penetrate those markets in which we currently have no presence. Demand for our technologies in any of these developing markets may not grow or develop, and a sufficiently broad base of consumers and professionals may not adopt or continue to use our technologies. In addition, our ability to generate revenue from these markets may be limited to the extent that service providers in these markets choose to provide competitive technologies and entertainment at little or no cost. Because of our limited experience in certain of these markets, we may not be able to adequately adapt our business and our technologies to the needs of consumers and licensees in these markets.

We face significant competition in various markets, and if we are unable to compete successfully, our ability to generate revenues from our business will suffer.

We face significant competition in the digital media markets in which we operate. We believe that our most significant competitive threat comes from companies that have the collective financial, technical and other resources to develop the technologies, services, products and partnerships necessary to create a digital media ecosystem that can compete with the DivX ecosystem. Those potential competitors currently include Apple Computer, Google, Microsoft, News Corporation, Sony and Yahoo!.

We also compete with companies that offer products or services that compete with specific aspects of our digital media ecosystem. For example, our digital rights management technology competes with technologies from companies such as Apple Computer, ContentGuard, Intertrust Technologies, Microsoft, Nagra Audio, NDS Group and 4C Entity, as well as the internal development efforts of certain of our licensees. Similarly, content distribution providers, such as Amazon.com, Apple Computer, CinemaNow, Google, MovieLink, Netflix and subscription entertainment services and cable and satellite providers compete against our content distribution services. In addition, Google, Microsoft, Yahoo!, MySpace.com, a subsidiary of News Corporation, and YouTube, a subsidiary of Google, offer online communities that compete with Stage6.com.

Our proprietary technologies also compete with other video compression technologies, including other implementations of MPEG-4 or implementations of H.264/AVC. A number of companies such as Adobe Systems, Google, Microsoft and RealNetworks offer other competing video formats.

We also face competition from subscription entertainment services, cable and satellite providers, DVDs and other emerging technologies and products related to content distribution. Stage6.com faces significant competition from services, such as peer-to-peer and content aggregator services, that allow consumers to directly access an expansive array of content without securing licenses from content providers.

Some of our current or future competitors may have significantly greater financial, technical, marketing and other resources than we do, may enjoy greater name recognition than we do, or may have more experience or advantages than we have in the markets in which they compete. For example, companies such as Apple Computer, Amazon.com, Google, Microsoft, Sony and Yahoo! may have competitive advantages over us because of their greater size and resources and the strength of their respective brand names. In addition, some of our current or potential competitors, such as Apple Computer, Dolby Laboratories, Microsoft and Sony, may be able to offer integrated system solutions in certain markets for entertainment technologies, including audio, video and rights management technologies related to personal computers or the Internet, which could make competing products and technologies that we develop unnecessary. By offering an integrated system solution, these potential competitors also may be able to offer competing products and technologies at lower prices than our products and technologies. Further, many of the consumer hardware and software products that include our technologies also include technologies developed by our competitors. As a result, we must continue to invest significant resources in product development in order to enhance our technologies and our existing products and introduce new high-quality technologies and products to meet the wide variety of such competitive pressures. Our ability to generate revenues from our business will suffer if we fail to do so successfully.

We are dependent on the sale by our licensees of consumer hardware and software products that incorporate our technologies. Our top 10 licensees by revenue accounted for approximately 41% of our total revenues during 2005, and a reduction in revenues from those licensees or a loss of one or more of our key licensees would adversely affect our licensing revenue.

We derive most of our revenue from the licensing of our technologies to consumer hardware device manufacturers, software vendors and consumers. We derived 79%, 82%, 75% and 55% of our total revenues from licensing our technology in the nine months ended September 30, 2006 and in the full years 2005, 2004 and 2003, respectively. One or a small number of our licensees generally represents a significant percentage of our technology licensing revenues. For example, in 2005 and in the nine months ended September 30, 2006, Philips accounted for approximately 13% and 10%, respectively, of our total revenues, and our top 10 licensees by revenue accounted for approximately 41% and 48%, respectively, of our total revenues. Our technology licensing revenues are particularly dependent upon our relationships with consumer hardware device manufacturers such as Philips and Samsung, and software developers such as Sonic Solutions. We cannot control these manufacturers’ and software developers’ product development or commercialization efforts or predict their success. Our license agreements typically require manufacturers of consumer hardware devices and software vendors to pay us a specified royalty for every shipped consumer hardware or software product that incorporates our technologies, but many of these agreements do not require these manufacturers to guarantee us a minimum royalty in any given period. Accordingly, if our licensees sell fewer products incorporating our technologies, or otherwise face significant economic difficulties, our licensing revenues will be adversely affected. Our license agreements are generally for two years or less in duration, and a significant number of these agreements are scheduled to expire in 2006. In addition, our agreement with Philips, under which Philips is obligated to pay us a minimum of $11 million over the two year term of the agreement, expires on June 30, 2007. Philips is under no obligation to renew this agreement. Upon expiration of their license agreements, manufacturers and software developers may not renew their agreements or may elect not to enter into new agreements with us on terms as favorable as our current agreements.

Revenues under our software distribution and promotion agreement with Google represented approximately 19% and 15% of our total revenues in the nine months ended September 30, 2006 and in the full year 2005, respectively. A termination of our software distribution and promotion agreement with Google or our failure to renew or replace this agreement would significantly decrease our revenues.

We rely on our relationship with Google for a significant portion of our revenue and we cannot guarantee that the revenue from Google will remain available to us. Revenues under the Google software distribution and promotion agreement represented approximately 19% and 15% of our total revenues in the nine months ended September 30, 2006 and in the full year 2005, respectively. We agreed with Google to include and distribute the Mozilla Firefox Browser and certain related Google software products with our software products in place of prior versions of the Google software. Google pays us fees based on the number of downloads or activations of the included software by consumers. Any decline in the popularity of either our products or Google’s products among consumers or market saturation by these products could result in a decrease in revenue under this agreement. In particular, the Mozilla Firefox Browser may not achieve widespread adoption by consumers and may lead to fewer downloads and activations than past versions of Google’s software included with our products. If we fail to achieve certain minimum distribution commitments for specific periods described in the agreement, the revenue we derive for such periods will be reduced, and Google may terminate the agreement. Our ability to continue to generate revenues under the agreement is further limited by a cap on the total amounts payable by Google under the agreement, after which Google is relieved of its obligations to pay us. If our revenues under the agreement exceed this cap our revenues in subsequent periods may decrease. This agreement expires upon the earlier of December 31, 2006 or the date upon which we reach the cap on the total amounts payable by Google to us under the agreement, and Google is under no obligation to renew this agreement. If, upon the expiration of our agreement with Google, we fail to enter into a new agreement with Google or a similar partner on substantially the same or more favorable terms, our revenues would significantly decrease.

The success of our business depends on the interoperability of our technologies with consumer hardware devices.

To be successful we must design our digital media platform to interoperate effectively with a variety of consumer hardware devices, including personal computers, DVD players, DVD recorders, digital cameras, portable media players and mobile handsets. We depend on significant cooperation with manufacturers of these devices and the components integrated into these devices, as well as software providers that create the operating systems for such devices, to incorporate our technologies into their product offerings and ensure consistent playback of DivX-encoded files. Currently, a limited number of devices are designed to support our technologies. If we are unsuccessful in causing component manufacturers, device manufacturers and software providers to integrate our technologies into their product offerings, our technologies may become less accessible to consumers, which would adversely affect our revenue potential.

If we fail to develop and deliver innovative technologies and products in response to changes in our industry, including changes in consumer tastes or trends, our revenues could decline.

The markets for our technologies and products are characterized by rapid change and technological evolution. We will need to expend considerable resources on product development in the future to continue to design and deliver enduring and innovative technologies and products. For example, significant portions of Stage6.com remain under development and we are continuing to upgrade the technologies we license for use in consumer hardware and software products. Despite our efforts, we may not be able to develop and effectively market new technologies and products that adequately or competitively address the needs of the changing marketplace. In addition, we may not correctly identify new or changing market trends at an early enough stage to capitalize on market opportunities. At times such changes can be dramatic. Our future success depends to a great extent on our ability to develop and deliver innovative technologies that are widely adopted in response to changes in our industry and that are compatible with the technologies or products introduced by other participants in our industry. If we fail to deliver innovative technologies, we may be unable to meet changes in consumer tastes or trends, which could decrease our revenues.

Our licensing revenue depends in large part upon integrated circuit manufacturers incorporating our technologies into their products for sale to our consumer hardware device manufacturer licensees and if our technologies are not incorporated in these integrated circuits or fewer integrated circuits are sold that incorporate our technologies, our revenues will be adversely affected.

Our licensing revenue from consumer hardware device manufacturers depends in large part upon the availability of integrated circuits that incorporate our technologies. Integrated circuit manufacturers incorporate our technologies into their products, which are then incorporated into consumer hardware devices. We do not manufacture integrated circuits, but rather depend on integrated circuit manufacturers to develop, produce and sell these products to licensed consumer hardware device manufacturers. We do not control the integrated circuit manufacturers’ decision whether or not to incorporate our technologies into their products, and we do not control their product development or commercialization efforts. If we fail to develop new technologies that adequately or competitively address the needs of the changing marketplace, integrated circuit manufacturers may not be willing to implement our technologies into their products. The process utilized by integrated circuit manufacturers to design, develop, produce and sell their products is generally 12 to 18 months in duration. As a result, if an integrated circuit manufacturer is unwilling or unable to implement our technologies into an integrated circuit that it is producing, we may experience significant delays in generating revenue while we wait for that manufacturer to begin development of a new integrated circuit that may incorporate our technologies. In addition, while the design cycles utilized by integrated circuit manufacturers are typically long, the life cycles of our technologies tend to be short as a result of the rapidly changing technology environment in which we operate. If integrated circuit manufacturers are unable or unwilling to implement technologies we develop into their products, or if they sell fewer products incorporating our technologies, our revenues will be adversely affected.

Our business is dependent in part on technologies we license from third parties, and these license rights may be inadequate for our business.

Certain of our technologies and products are dependent in part on the licensing and incorporation of technologies from third parties. For example, we have entered into a license agreement with MPEG LA pursuant to which we have acquired rights to use in our technologies and products certain MPEG-4 intellectual property licensed to MPEG LA. Our licensing agreement with MPEG LA grants us a sublicense only to the rights in MPEG-4 intellectual property licensed to MPEG LA. There are other parties who have competing rights to MPEG-4 intellectual property, and to the extent that the rights of such other parties conflict with or are superior to the rights licensed to MPEG LA, our rights to utilize MPEG-4 technology in our technologies and products could be challenged. If the technology we license fails to perform as expected, if key licensors do not continue to support their technology or intellectual property because the licensor has gone out of business or otherwise or if it is determined that any of our licensors are not entitled to license to us any of the technologies or intellectual property that are subject to our current license agreements, then we may incur substantial costs in replacing the licensed technologies or intellectual property or fall behind in our development schedule while we search for a replacement. In addition, replacement technology may not be available for license on commercially reasonable terms, or at all.

In addition, our agreements with licensors generally require us to give them the right to audit our calculations of royalties payable to them. If a licensor challenges the basis of our calculations, the amount of royalties we have to pay them could increase. Any royalties paid as a result of a successful challenge would increase our expenses and could impair our ability to continue to use and re-license technologies or intellectual property from that licensor.

We rely on our licensees to accurately prepare royalty reports for our determination of licensing revenues, and if these reports are inaccurate, our revenues may be under- or over-stated and our forecasts and budgets may be incorrect.

Our licensing revenues are generated primarily from consumer hardware device manufacturers and software vendors who license our technologies and incorporate them into their products. Under these arrangements, these licensees typically pay us a specified royalty for every consumer hardware or software product they ship that incorporates our technologies. We rely on our licensees to accurately report the number of units shipped. We calculate our license fees, prepare our financial reports, projections and budgets, and direct our sales and technology development efforts based in part on these reports. However, it is often difficult for us to independently determine whether or not our licensees are reporting shipments accurately. This is especially true with respect to software incorporating our technologies because software can be copied relatively easily and we often do not have ways to readily determine how many copies have been made. Licensees in specific countries, including China, have a history of underreporting or failing to report shipments of their products that incorporate our technologies. Most of our license agreements permit us to audit our licensees’ records, but audits are generally expensive and time consuming and initiating audits could harm our relationships with licensees. In addition, the license agreements that we have entered into with most of our licensees impose restrictions on our audit rights, such as limitations on the number of audits we may conduct. To the extent that our licensees understate or fail to report the number of products incorporating our technologies that they ship, we will not collect and recognize revenue to which we are entitled. Alternatively, we have experienced limited instances in which a customer has notified us that it previously reported and paid royalties on units in excess of what the customer actually shipped. In such cases, the customer requested, and we granted, a credit for the excess royalties paid. If a similar event occurs in the future, we may be required to record the credit as a reduction in revenue in the period in which it is granted, and such a reduction could be material.

Any development delays or cost overruns may affect our ability to respond to technological changes, competitive developments or customer requirements and expose us to other adverse consequences.

We have experienced development delays and cost overruns in our development efforts in the past and we may encounter such problems in the future. Delays and cost overruns could affect our ability to respond to technological changes, competitive developments or customer requirements. Also, our technologies and products may contain undetected errors that could cause increased development costs, loss of revenue, adverse publicity, reduced market acceptance of our technologies and products or lawsuits by participants in the consumer hardware or software industries or consumers.

We conduct a substantial portion of our business outside North America and, as a result, we face diverse risks related to engaging in international business.

We have offices in five foreign countries as well as sales staff in six other foreign countries, and we are dedicating a significant portion of our sales efforts in countries outside North America. We are dependent on international sales for a substantial amount of our total revenues. For the nine months ended September 30, 2006 and for the full years 2005, 2004 and 2003, our sales outside North America comprised 74%, 78%, 63% and 39%, respectively, of our total revenues. We expect that international sales will continue to represent a substantial portion of our revenues for the foreseeable future. These future international revenues will depend to a large extent on the continued use and expansion of our technologies in entertainment industries worldwide. Increased worldwide use of our technologies is also an important factor in our future growth.

We are subject to the risks of conducting business internationally, including:

•                  our ability to enforce our contractual and intellectual property rights, especially in those foreign countries that do not respect and protect intellectual property rights to the same extent that the United States does, which increases the risk of unauthorized and uncompensated use of our technology;

•                  United States and foreign government trade restrictions, including those that may impose restrictions on importation of programming, technology or components to or from the United States;

•                  foreign government taxes, regulations and permit requirements, including foreign taxes that we may not be able to offset against taxes imposed upon us in the United States, and foreign tax and other laws limiting our ability to repatriate funds to the United States;

•                  foreign labor laws, regulations and restrictions;

•                  changes in diplomatic and trade relationships;

•                  difficulty in staffing and managing foreign operations;

•                  fluctuations in foreign currency exchange rates and interest rates, including risks related to any interest rate swap or other hedging activities we undertake;

•                  political instability, natural disasters, war and/or events of terrorism; and

•                  the strength of international economies.

We face risks with respect to conducting business in China due to China’s historically limited recognition and enforcement of intellectual property and contractual rights.

We currently have direct license relationships with over 40 consumer hardware device manufacturers located in China. In addition, a number of the original equipment manufacturers that license our technologies utilize captive or third-party manufacturing facilities located in China. We expect this to continue in the future as consumer hardware device manufacturing in China continues to increase due to its lower manufacturing cost structure as compared to other industrialized countries. As a result, we face many risks in China, in large part due to China’s historically limited recognition and enforcement of contractual and intellectual property rights. In particular, we have experienced, and expect to continue to experience, problems with China-based consumer hardware device manufacturers underreporting or failing to report shipments of their products that incorporate our technologies, or incorporating our technologies or trademarks into their products without our authorization or without paying us licensing fees. We may also experience difficulty enforcing our intellectual property rights in China, where intellectual property rights are not as respected as they are in the United States, Japan and Europe. Unauthorized use of our technologies and intellectual property rights may dilute or undermine the strength of our brand. Further, if we are not able to adequately monitor the use of our technologies by China-based consumer hardware device manufacturers, or enforce our intellectual property rights in China, our revenue potential could be adversely affected.

Pricing pressures on the consumer hardware device manufacturers and software vendors who incorporate our technologies into their products could limit the licensing fees we charge for our technologies and adversely affect our revenues.

The markets for the consumer hardware and software products in which our technologies are incorporated are intensely competitive and price sensitive. For example, retail prices for consumer hardware devices that include our digital media platform, such as DVD players, have decreased significantly in recent years, and we expect prices to continue to decrease for the foreseeable future. In response, consumer hardware device manufacturers and software vendors have sought to reduce their product costs, which can result in downward pressure on the licensing fees we charge our licensees who incorporate our technologies into the consumer hardware and software products that they sell. In addition, we have experienced erosion in the average royalty we can charge for specific versions of our technologies to our original equipment manufacturer partners since the release of these technologies. To maintain higher overall per unit royalties, we must continue to introduce new, more highly functional versions of our products for which we can charge a higher royalty. Any inability to introduce such products in the future or other declines in the royalties we charge would adversely affect our revenues.

We do not expect sales of DVD players to continue to grow as quickly as they have in the past. To the extent that sales of DVD players level off or decline, or alternative technologies in which we do not participate replace DVDs as a dominant medium for consumer video entertainment, our licensing revenue will be adversely affected.

Growth in our revenue over the past several years has been the result, in large part, of the rapid growth in sales of DVD players incorporating our technologies. For the nine months ended September 30, 2006 and in the full years 2005, 2004 and 2003, we derived approximately 70%, 71%, 55% and 22%, respectively, of our total revenues from technology licensing to consumer hardware device manufacturers, a majority of which are derived from sales of DVD players incorporating our technologies. However, as the markets for DVD players mature, we do not expect sales of DVD players to continue to grow as quickly as they have in the past. To the extent that sales of DVD players level off or decline, our licensing revenue will be adversely affected. In addition, if new technologies are developed for use with DVDs or new technologies are developed that substantially compete with or replace DVDs as a dominant medium for consumer video entertainment such as high definition DVD or Blu-ray Disc, and if we are unable to develop and successfully market technologies that are incorporated into or compatible with such new technologies, our ability to generate revenues will be adversely affected.

Digital video technologies could be treated as a commodity in the future, which could expose us to significant pricing pressure.

We believe that the success we have had licensing our digital video technologies to consumer hardware device manufacturers and software vendors is due, in part, to the strength of our brand and the perception that our technologies provide a high-quality video solution. However, as applications that incorporate digital video technologies become increasingly prevalent, we expect more competitors to enter this field with other solutions. Furthermore, to the extent that competitors’ solutions are perceived, accurately or not, to provide the same or greater advantages as our technologies, at a lower or comparable price, there is a risk that video encoding and decoding technologies such as ours will be treated as commodities, exposing us to significant pricing pressure.

Current and future government standards or standards-setting organizations may limit our business opportunities.

Various national governments have adopted or are in the process of adopting standards for digital television broadcasts, including cable and satellite broadcasts. In the event national governments adopt similar standards for video codecs used in consumer hardware devices, software products or Internet applications, our technology may be excluded from such standards. We have not made any efforts to have our technologies adopted as standards by any national governments, nor do we currently expect that our technologies will be adopted as standards by any national government in the future. If national governments adopt standards that exclude our technologies, we will be required to redesign our technologies to comply with such government standards to allow our products to be utilized in those countries. Costs or potential delays in the development of our technologies and products to comply with such government standards could significantly increase our expenses. In addition, standards-setting organizations are adopting or establishing formal technology standards for use in a wide range of consumer hardware devices, software products and Internet applications. We currently do not participate in standards-setting organizations, nor do we seek or expect to have our technologies adopted as industry standards. As such, participants in the consumer hardware or software industries or consumers may elect not to purchase our technologies because they have not been adopted by standards-setting organizations or if a competing technology is adopted as an industry standard.

Our business may depend in part upon our ability to provide effective digital rights management technology.

Our business may depend in part upon our ability to provide effective digital rights management technology that controls access to digital content that addresses, among other things, content providers’ concerns over piracy. We cannot be certain that we can continue to develop, license or acquire such technology, or that content licensors, consumer hardware device manufacturers or consumers will accept such technology. In addition, consumers may be unwilling to accept the use of digital rights management technology that limits their use of content, especially with large amounts of free content readily available. We may need to license digital rights management technology from third parties to support our technologies and products. Such technology may not be available to us on reasonable terms, or at all. If digital rights management technology is not effective, is perceived as not effective or is compromised by third parties, or if laws are enacted that require digital rights management technology to allow consumers to convert content stored in a protected format into an unprotected format, content providers may not be willing to encode their content using our products and consumer hardware device manufacturers may not be willing to include our technologies in their products.

We have offered and we expect to continue to offer some of our products and technologies for reduced prices or free of charge, and we may not realize the benefits of this marketing strategy.

We have offered and expect to continue to offer some of our products and technologies to consumers for reduced prices or free of charge as part of our overall strategy of developing a digital media ecosystem and promoting additional penetration of our products and technologies into the markets in which we compete. If we offer such products and technologies at reduced prices or free of charge, we will forego all or a portion of the revenue from licensing these products, and we may not realize the intended benefits of this marketing strategy.

Stage6.com, our online video community website, is new and rapidly evolving and may not prove to be a viable business model.

Online video distribution is a relatively new business model for delivering digital media over the Internet and we have only very recently launched our efforts to develop a business centered around online content delivery. It is too early to predict whether consumers will accept, in significant numbers, online video distribution and participate in our online video community. Our online video community website, Stage6.com, may fail to attract significant numbers of users and we may fail to develop a viable business model for our online video community.

We expect that the costs of our online video community website as a percentage of related revenues will be higher than the ratio of costs to our technology licensing revenues. The cost of third party content, in particular, is a substantial percentage of the revenues we expect to receive from users in our online video community website and is unlikely to decrease significantly over time as a percentage of revenues. To the extent revenue from our online video community website grows as a percentage of our overall revenues, our margins may decrease. In addition, distributing video to users of our online video community website will involve substantial cost, and we expect a significant portion of the content on our online video community website to be available for free. If we are unable to successfully monetize the use of our online video community website, either through advertising or fees for use, our operating results could be adversely affected.

The success of Stage6.com will depend on our ability to license compelling content on commercially reasonable terms or enter into successful partnering relationships with content providers.

The success of Stage6.com will depend on our obtaining compelling digital media content to attract users. In some cases, we expect to pay substantial fees to obtain premium content even though we have limited experience determining what video content will be successful with consumers. Alternatively, we may be unable to obtain premium content on commercially reasonable terms, or at all.

We may be unable to attract advertisers to Stage6.com.

We expect that advertising revenue will comprise a significant portion of the revenue to be generated by Stage6.com. Most large advertisers have fixed advertising budgets, only a small portion of which is allocated to Internet advertising. In addition, the overall market for advertising, including Internet advertising, has been generally characterized in recent quarters by softness of demand and the reduction of marketing and advertising budgets or the delay in spending of budgeted resources. We expect that advertisers will continue to focus most of their efforts on traditional media or may decrease their advertising spending. If we fail to convince advertisers to spend a portion of their advertising budgets with us, we will be unable to generate revenues from advertising as we intend.

Even if we initially attract advertisers to Stage6.com, they may decide not to advertise to our community if their investment does not generate sales leads, and ultimately customers, or if we do not deliver their advertisements in an appropriate and effective manner. If we are unable to provide value to our advertisers, advertisers may not place ads with us.

We will need to increase the size of our organization, and we may experience difficulties in managing growth.

As of September 30, 2006 we had 248 full-time employees, including full-time equivalents. We will need to continue to expand our managerial, operational, financial and other resources to manage our business, including our relationships with key customers and licensees. Our current facilities and systems will not be adequate to support this future growth. We will require additional office space to accommodate our growth. Additional office space may not be available on commercially reasonable terms and may result in a disruption of our corporate culture. Our need to effectively manage our operations, growth and various projects requires that we continue to improve our operational, financial and management controls, reporting systems and procedures and to attract and retain sufficient numbers of talented employees. We may be unable to successfully implement these tasks on a larger scale, which could prevent us from executing our business strategy.

Our business, in particular Stage6.com and our content distribution offerings, will suffer if our systems or networks fail, become unavailable or perform poorly so that current or potential users do not have adequate access to our online products and websites.

Our ability to provide our online offerings will depend on the continued operation of our information systems and networks. As our user traffic increases and our products become more complex, we will need more computing power. We expect to spend substantial amounts to purchase or lease data centers and equipment and to upgrade our technology and network infrastructure to handle increased traffic on our website and to introduce new technologies and products. This expansion will be expensive and complex and could result in inefficiencies or operational failures. If we do not implement this expansion successfully, or if we experience inefficiencies and operational failures during the implementation, the quality of our technologies and products and our users’ experience could decline. This could damage our reputation and lead us to lose current and potential users, advertisers and content providers.

In addition, significant or repeated reductions in the performance, reliability or availability of our information systems and network infrastructure could harm our ability to provide Stage6.com, content distribution offerings and advertising. We could experience failures in our systems and networks from our failure to adequately maintain and enhance these systems and networks, natural disasters and similar events, power failures, intentional actions to disrupt our systems and networks and many other causes. The vulnerability of our computer and communications infrastructure is increased because it is located at facilities in San Diego, California, an area that is at heightened risk of earthquake and flood. We are vulnerable to terrorist attacks, fires, power loss, telecommunications failures, computer viruses, computer denial of service attacks or other attempts to harm our systems. Moreover, our facilities are located near the landing path of a military base and are subject to risks related to falling debris and aircraft crashes. We do not currently have fully redundant systems or a formal disaster recovery plan, and we may not have adequate business interruption insurance to compensate us for losses that may occur from a system outage.

Any failure or interruption of the services provided by bandwidth providers, data centers or other key third parties could subject our business to disruption and additional costs and damage our reputation.

We rely on third-party vendors, including data center and bandwidth providers for network access or co-location services that are essential to our business. Any interruption in these services, including any failure to handle current or higher volumes of use, could subject our business to disruption and additional costs and significantly harm our reputation. Our systems are also heavily reliant on the availability of electricity, which also comes from third-party providers. The cost of electricity has risen in recent years with the rising costs of fuel. If the cost of electricity continues to increase, such increased costs could significantly increase our expenses. In addition, if we were to experience a major power outage, it could result in a significant disruption of our business.

Our network is subject to security risks that could harm our reputation and expose us to litigation or liability.

Online commerce and communications depend on the ability to transmit confidential or proprietary information securely over private and public networks. Any compromise of our ability to transmit and store such information and data securely, and any costs associated with preventing or eliminating such problems, could impair our ability to distribute technologies and products or collect revenue, threaten the proprietary or confidential nature of our technology, harm our reputation and expose us to litigation or liability. We also may be required to expend significant capital or other resources to protect against the threat of security breaches or hacker attacks or to alleviate problems caused by such breaches or attacks. Any successful attack or breach of our security could hurt consumer demand for our technologies and products and expose us to consumer class action lawsuits and other liabilities. In addition, our vulnerability to security risks may affect our ability to maintain effective internal controls over financial reporting as contemplated by Section 404 of the Sarbanes-Oxley Act of 2002.

It is not yet clear how laws designed to protect children that use the Internet may be interpreted and enforced, and whether new similar laws will be enacted in the future which may apply to our business in ways that may subject us to potential liability.

The Child Online Protection Act and the Children’s Online Privacy Protection Act impose civil and criminal penalties on persons distributing material harmful to minors (e.g., obscene material) over the Internet to persons under the age of 17, or collecting personal information from children under the age of 13. We do not knowingly distribute harmful materials to minors, direct our websites, including Stage6.com, to children under the age of 13, or collect personal information from children under the age of 13. However, we are not able to control the ways in which consumers use our technology, and our technology may be used for purposes that violate these laws. The manner in which these Acts may be interpreted and enforced cannot be fully determined, and future legislation similar to these Acts could subject us to potential liability if we were deemed to be non-compliant with such rules and regulations.

We may be subject to market risk and legal liability in connection with the data collection capabilities of Stage6.com.

Many components of Stage6.com are interactive Internet applications that by their very nature require communication between a client and server to operate. To provide better consumer experiences and to operate effectively, we collect certain information from users. Our collection and use of such information may be subject to United States state and federal privacy and data collection laws and regulations, as well as foreign laws such as the EU Data Protection Directive. We post an extensive privacy policy concerning the collection, use and disclosure of user data, including that involved in interactions between our client and server products. Because of the evolving nature of our business and applicable law, our privacy policy may now or in the future fail to comply with applicable law. Any failure by us to comply with our posted privacy policy, any failure by us to conform our privacy policy to changing aspects of our business or applicable law, or any existing or new legislation regarding privacy issues could impact the market for our online video community website, technologies and products and subject us to fines, litigation or other liability.

Improper conduct by users of our websites could subject us to claims and compliance costs.

The terms of use of our websites prohibit a broad range of unlawful or undesirable conduct. However, we are unable to block access in all instances to users who are determined to gain access to our websites for improper motives. Claims may be threatened or brought against us using various legal theories based on the nature and content of information that may be posted online or generated by our users or the use of our technology to copy or distribute third-party content. Investigating and defending any of these types of claims could be expensive, even if the claims do not ultimately result in liability. In addition, we may incur substantial costs to enforce our terms of use and to exclude certain users of our websites who violate such terms of use or who otherwise engage in unlawful or undesirable conduct.

We may be subject to legal liability for the provision of third-party products, services, content or advertising.

We expect to enter into arrangements for third-party products, services, content or advertising to be offered in connection with Stage6.com and our content distribution offerings. These arrangements will involve the distribution of digital content owned by third parties, which may subject us to third party claims related to such products, services, content or advertising, including defamation, violation of privacy laws, misappropriation of publicity rights, violation of United States federal CAN-SPAM legislation, and infringement of intellectual property rights. We require users of Stage6.com to agree to terms of use that prohibit, among other things, the posting of content that violates third party intellectual property rights, or that is obscene, pornographic or defamatory. We have implemented, or plan to implement, procedures to enforce such terms of use, including taking down content that violates our terms of use that we have received notification of, or that we are aware of, and/or blocking access by, or terminating the accounts of, users determined to be repeat violators of our terms of use. Despite these measures, we cannot guarantee that such unauthorized content will not exist on our website, that these procedures will reduce our liability with respect to such unauthorized third party conduct or content, or that we will be able to resolve any disputes that may arise with content providers or users regarding such conduct or content, Our agreements with these parties may not adequately protect us from these potential liabilities. Investigating and defending any of these types of claims is expensive, even if the claims do not result in liability. If any of these claims results in liability, we could be required to pay damages or other penalties.

We may be subject to assessment of sales taxes and other taxes for our licensing of technology or sale of products.

We do not currently directly collect sales taxes or other taxes on the licensing of our technology or the sale of our products over the Internet. Although we have evaluated the tax requirements of certain major tax jurisdictions with respect to the licensing of our technology or the sale of our products over the Internet, in the past we have licensed or sold, and in the future we may license or sell, our technologies or products to consumers located in jurisdictions where we have not evaluated the tax consequences of such license or sale. We would incur substantial costs if one or more taxing jurisdictions required us to collect sales or other taxes from past licenses of technology or sales of our products over the Internet, particularly because we would be unable to go back to customers to collect sales, value added or other taxes for past licenses or sales and would likely have to pay such taxes out of our own funds. Certain of our licensing agreements require our partners to pay taxes to applicable taxing jurisdictions as a result of the sale of products that incorporate our technologies. If our licensees fail to pay such taxes, we may become liable for the payment of such taxes.

We also intend to sell content over the Internet to consumers throughout the world in conjunction with Stage6.com. We intend to comply with applicable tax requirements of certain major tax jurisdictions with respect to such sales. However, we may sell content to consumers located in jurisdictions where we have not evaluated the tax consequences of such sale. If we fail to comply with tax requirements of tax jurisdictions in which we sell content online, we may become liable for substantial costs or penalties.

Inflation and other unfavorable economic conditions may adversely affect our revenues, margins and profitability.

Our consumer software products, as well as the consumer hardware device and software products that contain our technologies, are discretionary purchases for consumers. Consumers are generally more willing to make discretionary purchases during favorable economic conditions. As a result of inflation or other unfavorable economic conditions, including higher interest rates, increased taxation, higher consumer debt levels and lower availability of consumer credit, consumers’ purchases of discretionary items may decline, which could adversely affect our revenues. In addition, while inflation historically has not had a material effect on our operating results, we may experience inflationary conditions in our cost base due to changes in foreign currency exchange rates that reduce the purchasing power of the United States dollar, increases in selling, general and administrative expenses and other factors. These inflationary conditions may harm our margins and profitability if we are unable to increase our license, advertising and content distribution fees or reduce our costs sufficiently to offset the effects of inflation in our cost base. Our attempts to offset the effects of inflation and cost increases through controlling our expenses, passing cost increases on to our licensees, advertisers and partners or any other method may not succeed.

Failure to comply with applicable current and future government regulations could limit our ability to license our technologies and sell our products and expose us to additional costs and liabilities.

Our operations and business practices are subject to federal, state and local government laws and regulations, as well as international laws and regulations, including those relating to import or export of technology and software and consumer and other safety-related compliance for electronic equipment. Any failure by us to comply with the laws and regulations applicable to us or our technologies or products could result in our inability to license those technologies or sell those products, additional costs to redesign technologies or products to meet such laws and regulations, fines or other administrative, civil or criminal liability or actions by the agencies charged with enforcing compliance and, possibly, damages awarded to persons claiming injury as the result of our non-compliance. Changes in or enactment of new statutes, rules or regulations applicable to us could have a material adverse effect on our business.

If we lose the services of our co-founder, CEO and Chairman R. Jordan Greenhall or other key members of our senior management team, we may not be able to execute our business strategy.

Our future success depends in large part upon the continued services of key members of our senior management team. In particular, our co-founder, CEO and Chairman R. Jordan Greenhall is critical to the overall management of DivX as well as the development of our technology, our culture and our strategic direction. All of our executive officers and key employees are at will employees, and we do not maintain any key person life insurance policies. The loss of our management or key personnel could seriously harm our ability to execute our business strategy. We also may have to incur significant costs in identifying, hiring, training and retaining replacements for key employees.

We rely on highly skilled personnel, and if we are unable to retain or motivate key personnel or hire qualified personnel, we may not be able to maintain our operations or grow effectively.

Our performance is largely dependent on the talents and efforts of highly skilled individuals. These individuals have acquired specialized knowledge and skills with respect to us and our operations. Our employment relationship with each of these individuals is on an at will basis and can be terminated at any time. If any of these individuals or a group of individuals were to terminate their employment unexpectedly, we could face substantial difficulty in hiring qualified successors and could experience a loss in productivity while any such successor obtains the necessary training and experience.

Our future success depends on our continuing ability to identify, hire, develop, motivate and retain highly skilled personnel for all areas of our organization. In this regard, if we are unable to hire and train a sufficient number of qualified employees for any reason, we may not be able to implement our current initiatives or grow effectively. We have in the past maintained a rigorous, highly selective and time-consuming hiring process. We believe that our approach to hiring has significantly contributed to our success to date. However, our highly selective hiring process has made it more difficult for us to hire a sufficient number of qualified employees, and, as we grow, our hiring process may prevent us from hiring the personnel we need in a timely manner. Moreover, the cost of living in the San Diego area, where our corporate headquarters are located, has been an impediment to attracting new employees in the past, and we expect that this will continue to impair our ability to attract and retain employees in the future. If we do not succeed in attracting qualified personnel and retaining and motivating existing personnel, our ability to execute our business strategy may suffer.

We have limited experience in identifying, completing and integrating acquisitions, and if we do not successfully integrate any future acquisitions, we may incur unexpected costs and disruptions to our business.

As part of our business strategy, we may acquire technologies and businesses that we believe will contribute to our business. We are not currently a party to any agreements or commitments and we have no understandings with respect to any such acquisitions. Future acquisitions, however, may entail numerous operational and financial risks including:

•                  exposure to unknown liabilities;

•                  disruption of our business and diversion of our management’s time and attention to developing acquired products or technologies;

•                  incurrence of substantial debt or dilutive issuances of securities to pay for acquisitions;

•                  higher than expected acquisition and integration costs;

•                  increased amortization expenses;

•                  difficulty and cost in combining the operations and personnel of any acquired businesses with our operations and personnel;

•                  impairment of relationships with key suppliers or customers of any acquired businesses due to changes in management and ownership; and

•                  inability to retain key employees of any acquired businesses.

We have very limited experience in identifying acquisition targets, successfully completing acquisitions and integrating any acquired products, businesses or technologies into our current infrastructure. Moreover, we may devote resources to potential acquisitions that are never completed or that fail to realize any of their anticipated benefits.

Our corporate culture has contributed to our success, and if we cannot maintain this culture as we grow, we could lose the innovation, creativity and teamwork fostered by our culture.

We believe that a critical contributor to our success has been our corporate culture, which we believe fosters innovation, creativity and teamwork. As our organization grows and we are required to implement more complex organizational management structures, we may find it increasingly difficult to maintain the beneficial aspects of our corporate culture. This could negatively impact our future success.

Risks related to our finances

Our quarterly operating results and stock price may fluctuate significantly.

We expect our operating results to be subject to quarterly fluctuations. The revenues we generate and our operating results will be affected by numerous factors, including:

•                  demand for our technologies and products;

•                  introduction, enhancement and market acceptance of technologies and products by us and our competitors;

•                  price reductions by us or our competitors or changes in how technologies and products are priced;

•                  the mix of technologies and products offered by us and our competitors;

•                  the mix of distribution channels through which our technologies and products are licensed and sold;

•                  our ability to successfully generate revenues from advertising and content distribution;

•                  the mix of international and United States revenues attributable to our technologies and products;

•                  costs of intellectual property protection and any litigation;

•                  timing of payments received by us pursuant to our licensing agreements;

•                  our ability to hire and retain qualified personnel; and

•                  growth in the use of the Internet.

As a result of the variances in quarterly volumes reported by our consumer hardware device manufacturing customers, we expect our revenues to be subject to seasonality, with our second quarter revenues expected to be lower than the revenues we derive in our other quarters. In addition, a substantial majority of our quarterly revenues are based on actual shipment of products incorporating our technologies in that quarter, and not on contractually agreed upon minimum revenue commitments. Because the shipping of products by our consumer hardware and independent software vendor partners are outside our control and difficult to predict, our ability to accurately forecast quarterly revenue is substantially limited. Quarterly fluctuations in our operating results may, in turn, cause the price of our stock to fluctuate substantially. We believe that quarterly comparisons of our financial results are not necessarily meaningful and should not be relied upon as an indication of our future performance.

We have a history of net losses and only recently achieved profitability on a quarterly basis, and we may not be able to sustain our profitability.

We incurred net losses from our inception through June 30, 2005. While we were profitable during the full year 2005 and during the nine months ended September 30, 2006, as of September 30, 2006 we had an accumulated deficit of approximately $10.3 million. We may not generate sufficient revenue to be profitable on a quarterly or annual basis in the future. In addition, we devote significant resources to developing and enhancing our technology and to selling, marketing and obtaining content for our technologies and products. We expect our operating expenses to increase, as we, among other things:

•                  develop and grow Stage6.com;

•                  expand our domestic and international sales and marketing activities;

•                  increase our product development efforts to advance our existing technologies and products and develop new technologies and products;

•                  hire additional personnel;

•                  upgrade our operational and financial systems, procedures and controls and plan for compliance with Section 404 of the Sarbanes-Oxley Act; and

•                  continue to assume the responsibilities of being a public company.

In addition, starting January 1, 2006, we adopted SFAS No. 123(R), Share-Based Payment, which required that we record stock-based compensation charges in connection with our equity compensation for employees. As a result, we expect to record significant additional expenses in future periods and we will need to generate significant revenue to be profitable in the future.

We may require additional capital, and raising additional funds by issuing securities, debt financing or through strategic alliances or licensing arrangements may cause dilution to existing stockholders, restrict our operations or require us to relinquish proprietary rights.

We may raise additional funds through public or private equity offerings, debt financings, strategic alliances or licensing arrangements. To the extent that we raise additional capital by issuing equity securities, our existing stockholders’ ownership will be diluted. Any debt financing we enter into may involve covenants that restrict our operations. These restrictive covenants may include limitations on additional borrowing, specific restrictions on the use of our assets as well as prohibitions on our ability to create liens, pay dividends, redeem our stock or make investments. In addition, if we raise additional funds through strategic alliances or licensing arrangements, it may be necessary to relinquish potentially valuable rights to our potential products or proprietary technologies, or grant licenses on terms that are not favorable to us.

Risks related to our intellectual property

We are, and may in the future be, subject to intellectual property rights claims, which are costly to defend, could require us to pay damages and could limit our ability to use certain technologies or content in the future.

Companies in the technology and entertainment industries own large numbers of patents, copyrights, trademarks and trade secrets and they frequently commence litigation based on allegations of infringement or other violations of intellectual property rights. We have faced such claims in the past, we currently face such claims, and we expect to face similar claims in the future. For instance, we have been contacted by third parties regarding the licensing of certain patents characterized by such parties as being essential to the MPEG-4 visual standard. In this regard, AT&T has offered to license us certain patents it claims are essential to MPEG-4 and our products, and we are evaluating these claims. We have also been contacted by LG Electronics regarding a license to certain patents that LG Electronics owns and claims are related to the MPEG-4 visual standard. LG Electronics is one of our most significant customers in consumer hardware technology licensing and any dispute with LG over intellectual property rights could materially and adversely affect this important commercial relationship. In the event we determine that we need to obtain a license from AT&T or LG Electronics, we cannot guarantee that we would be able to obtain such license on commercially reasonable terms, if at all. We may be required to develop non-infringing alternative technologies, which could be very time consuming and expensive, and there is no guarantee that we would be successful in developing such technologies. We have also been asked by content owners to stop the display or hosting of copyrighted materials on our websites pursuant to the Digital Millennium Copyright Act. In addition, content providers may claim that we are contributorily or vicariously liable for third parties’ use of our technology or Stage6.com to infringe the content providers’ copyrights. For example, a lawsuit has been filed against us and several other defendants by a video production company asserting claims for copyright infringement and for related violations of federal and state law arising from the allegedly unlawful sale, distribution and adaptation of certain video content over the Internet. Users of our websites, including Stage6.com, are subject to terms of use that prohibit the posting of content that violates third party intellectual property rights. We have and will promptly respond to any takedown notices or complaints, including but not limited to those submitted pursuant to the Digital Millennium Copyright Act, that we are providing unauthorized access to copyrighted content by removing such content and/or any links to such content from our websites. Nevertheless, we cannot guarantee that such infringing content will not exist on our websites, or that we will be able to resolve any disputes that may arise with content providers or users regarding such infringing content. Any intellectual property claims, with or without merit, could be time-consuming, expensive to litigate or settle and could divert management resources and attention. An adverse determination could require that we pay damages, block access to certain content, or stop using technologies found to be in violation of a third party’s rights, and could prevent us from offering our technologies, products or certain content to others. To avoid these restrictions, we may be required to seek a license for the technology or content from additional third parties. Such licenses may not be available on reasonable terms, could require us to pay significant royalties and may significantly increase our cost of revenues. The technologies or content also may not be available for license to us at all. As a result, we may be required to develop alternative non-infringing technologies, or license alternative content, which could require significant effort and expense. If we cannot license or develop technologies or content for any infringing aspects of our business, we may be forced to limit our technology or content offerings and may be unable to compete effectively with entities that offer such technology or content. In addition, from time to time we engage in disputes regarding the licensing of our intellectual property rights, including matters related to our royalty rates and other terms of our licensing arrangements. These types of disputes can be asserted by our licensees or prospective licensees or by other third parties as part of negotiations with us or in private actions seeking monetary damages or injunctive relief. Any disputes with our licensees or potential licensees or other third parties could harm our reputation and expose us to additional costs and other liabilities.

We may be unable to adequately protect the proprietary rights in our technologies and products.

We have only one issued patent in the United States and no issued patents elsewhere, and we generally do not rely upon patents to protect our proprietary rights. In addition, our ability to obtain patent protection for our technologies and products will be limited as a result of the incorporation of aspects of MPEG-4 and MP3 technologies into our technologies and products. We license such technologies from third party licensors and do not own any patents relating to such technologies. As a result, we do not have the right to defend perceived infringements of patents relating to such technologies. Moreover, the licensors from which we have acquired the right to incorporate MPEG-4 and MP3 technologies into our products are not the exclusive owners of the patents relating to such technologies. As a result, our licensors must coordinate enforcement efforts with the owners of such patents to protect or defend against infringements of patents relating to such technology, which can be expensive, time consuming and difficult. Any significant impairment of the intellectual property rights relating to the MPEG-4 or MP3 technologies we license for use in our technologies and products could reduce the value of such technologies, which could impair our ability to compete.

Our ability to compete partly depends on the superiority, uniqueness and value of our technologies, including both internally developed technology and technology licensed from third parties. To protect our proprietary rights, we rely on a combination of trademark, patent, copyright and trade secret laws, confidentiality agreements with our employees and third parties, and protective contractual provisions. Despite our efforts to protect our intellectual property, any of the following occurrences may reduce the value of our intellectual property:

•                  our applications for trademarks or patents may not be granted and, if granted, may be challenged or invalidated;

•                  issued patents, copyrights and trademarks may not provide us with any competitive advantages;

•                  our efforts to protect our intellectual property rights may not be effective in preventing misappropriation of our technology or dilution of our trademarks;

•                  our efforts may not prevent the development and design by others of products or technologies similar to or competitive with, or superior to those that we develop; or

•                  another party may obtain a blocking patent that would force us to either obtain a license or design around the patent to continue to offer the contested feature or service in our technologies.

Legislation may be passed that would require companies to share information about their digital rights management technology to permit interoperability with other systems. If this legislation is enacted, we may be required to reveal our proprietary digital rights management code to competitors. Furthermore, if content must be formatted such that it can be played on a media player other than a DivX Certified player, then the demand for DivX Certified players could decrease.

We may be forced to litigate to defend our intellectual property rights or to defend against claims by third parties against us relating to intellectual property rights.

Disputes regarding the ownership of technologies and rights associated with digital media technologies and online businesses are common and likely to arise in the future. We may be forced to litigate to enforce or defend our intellectual property rights, to protect our trade secrets or to determine the validity and scope of other parties’ proprietary rights. Any such litigation could be very costly and could distract our management from focusing on operating our business.

Our ability to maintain and enforce our trademark rights has a large impact on our ability to prevent third party infringement of our brand and technologies.

We generally rely on enforcing our trademark rights to prevent unauthorized use of our brand and technologies. Our ability to prevent unauthorized uses of our brand and technologies would be negatively impacted if our trademark registrations were overturned in the jurisdictions where we do business. Our brand and logo are widely used by consumers and entities, both licensed and unlicensed, in association with digital video compression technology, and if we are not vigilant in preventing unauthorized or improper use of our trademarks, then our trademarks could become generic and we would lose our ability to assert such trademarks against others. We also have trademark applications pending in a number of jurisdictions that may not ultimately be granted, or if granted, may be challenged or invalidated, in which case we would be unable to prevent unauthorized use of our brand and logo in such jurisdiction. We have not filed trademark registrations in all jurisdictions where our brand and logo are used.

Some software we provide may be subject to “open source” licenses, which may restrict how we use or distribute our software or require that we release the source code of certain products subject to those licenses.

Some of the products we support and some of our proprietary technologies incorporate open source software such as open source MP3 codecs that may be subject to the Lesser Gnu Public License or other open source licenses. The Lesser Gnu Public License and other open source licenses typically require that source code subject to the license be released or made available to the public. Such open source licenses typically mandate that proprietary software, when combined in specific ways with open source software, become subject to the open source license. We take steps to ensure that our proprietary software is not combined with, or does not incorporate, open source software in ways that would require our proprietary software to be subject to an open source license. However, few courts have interpreted the Lesser Gnu Public License or other open source licenses, and the manner in which these licenses may be interpreted and enforced is therefore subject to some uncertainty. In addition, we rely on multiple software programmers to design our proprietary products and technologies. Although we take steps to ensure that our programmers do not include open source software in the products and technologies they design, we do not exercise complete control over the development efforts of our programmers and we cannot be certain that our programmers have not incorporated open source software into our proprietary products and technologies. In the event that portions of our proprietary technology are determined to be subject to an open source license, we could be required to publicly release the affected portions of our source code, which could reduce or eliminate our ability to commercialize our products and technologies.

Risks related to the securities markets and investment in our common stock

Market volatility may affect our stock price and the value of your investment.

The market price for our common stock has been and is likely to continue to be volatile, in part because our shares have only recently been traded publicly. In addition, the market price of our common stock may fluctuate significantly in response to a number of factors, most of which we cannot control, including:

•                  announcements of new products, services or technologies, commercial relationships or other events by us or our competitors;

•                  regulatory developments in the United States and foreign countries;

•                  fluctuations in stock market prices and trading volumes of similar companies;

•                  variations in our quarterly operating results;

•                  changes in securities analysts’ estimates of our financial performance;

•                  changes in accounting principles;

•                  sales of large blocks of our common stock, including sales by our executive officers, directors and significant stockholders;

•                  additions or departures of key personnel; and

•                  discussion of us or our stock price by the financial press and in online investor communities.

Anti-takeover provisions in our charter documents and under Delaware law could make an acquisition of us, which may be beneficial to our stockholders, more difficult and may prevent attempts by our stockholders to replace or remove our current management.

Provisions in our certificate of incorporation and bylaws may delay or prevent an acquisition of us or a change in our management. These provisions include a classified board of directors, a prohibition on actions by written consent of our stockholders and the ability of our board of directors to issue preferred stock without stockholder approval. In addition, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law, which limits the ability of stockholders owning in excess of 15% of our outstanding voting stock to merge or combine with us. Although we believe these provisions collectively provide for an opportunity to obtain higher bids by requiring potential acquirors to negotiate with our board of directors, they would apply even if an offer were considered beneficial by some stockholders. In addition, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors, which is responsible for appointing the members of our management.

We do not intend to pay dividends on our common stock.

We have never declared or paid any cash dividend on our capital stock. We currently intend to retain any future earnings and do not expect to pay any dividends in the foreseeable future.

We will incur increased costs as a result of changes in laws and regulations relating to corporate governance matters.

Changes in the laws and regulations affecting public companies, including the provisions of the Sarbanes-Oxley Act and rules adopted by the SEC and by The Nasdaq Stock Market, will result in increased costs to us as we continue to evaluate the implications of these laws and respond to their requirements. The impact of these laws and regulations could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers. We are presently evaluating and monitoring developments with respect to these laws and regulations and cannot predict or estimate the amount or timing of additional costs we may incur to respond to their requirements.

If we fail to maintain proper and effective internal controls, our ability to produce accurate financial statements could be impaired, which could adversely affect our ability to operate our business and our stock price.

Ensuring that we have adequate internal financial and accounting controls and procedures in place to help ensure that we can produce accurate financial statements on a timely basis is a costly and time-consuming effort that needs to be re-evaluated frequently. We are in the process of documenting, reviewing and, where appropriate, improving our internal controls and procedures in preparation for compliance with Section 404 of the Sarbanes-Oxley Act, which requires annual management assessments of the effectiveness of our internal controls over financial reporting and a report by our independent auditors addressing these assessments. Both we and our independent auditors will be testing our internal controls in connection with the Section 404 requirements and could, as part of that documentation and testing, identify material weaknesses, significant deficiencies or other areas for further attention or improvement. Our networks are vulnerable to security risks and hacker attacks, which may affect our ability to maintain effective internal controls as contemplated by Section 404. Implementing any appropriate changes to our internal controls may require specific compliance training for our directors, officers and employees, entail substantial costs to modify our existing accounting systems, and take a significant period of time to complete. Such changes may not, however, be effective in maintaining the adequacy of our internal controls, and any failure to maintain that adequacy, or consequent inability to produce accurate financial statements on a timely basis, could increase our operating costs and could materially impair our ability to operate our business. In addition, disclosure regarding our internal controls or investors’ perceptions that our internal controls are inadequate or that we are unable to produce accurate financial statements may adversely affect our stock price.

If our executive officers, directors and their affiliates choose to act together, they may be able to control our operations and act in a manner that advances their best interests and not necessarily those of other stockholders.

Our executive officers, directors and their affiliates beneficially own approximately 43.9% of our common stock as of September 30, 2006. As a result, these stockholders, acting together, are able to effectively control all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. The interests of this group of stockholders may not always coincide with our interests or the interests of other stockholders, and they may act in a manner that advances their best interests and not necessarily those of other stockholders.

Future sales of our common stock may cause our stock price to decline.

As of September 30, 2006, there were 33,517,361 shares of our common stock outstanding. Of these, 31,688,134 shares may be sold upon expiration of lock-up agreements beginning on March 20, 2007 and the remaining shares may be sold from time to time thereafter upon expiration of their respective one-year holding periods under Rule 144. In addition, as of September 30, 2006 we had outstanding warrants to purchase up to 583,338 shares of common stock that, if exercised, will result in these additional shares becoming available for sale upon expiration of the lock-up agreements. A large portion of these shares and warrants are held by a small number of persons and investment funds. Sales by these stockholders or warrantholders of a substantial number of shares could significantly reduce the market price of our common stock. Moreover, the holders of 18,633,591 shares of common stock and warrants to purchase up to 33,333 shares of common stock as of September 30, 2006 have rights, subject to some conditions, to require us to file registration statements covering the shares they currently hold or may acquire upon exercise of the warrants, or to include these shares in registration statements that we may file for ourselves or other stockholders.

We have registered all common stock that we may issue under our 2000 Stock Option Plan, our 2006 Plan and our 2006 Employee Stock Purchase Plan, or 2006 Purchase Plan. As of September 30, 2006, an aggregate of 8,265,390 shares of our common stock were reserved for future issuance under these plans, and the share reserve under our 2006 Plan and our 2006 Purchase Plan are subject to automatic annual increases in accordance with the terms of the plans. These shares can be freely sold in the public market upon issuance, subject to the lock-up agreements referred to above. If a large number of these shares are sold in the public market, the sales could reduce the trading price of our common stock and impede our ability to raise future capital.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three month period ended September 30, 2006, we issued and sold 39,799 shares of our common stock that were not registered under the Securities Act of 1933, as amended, to our employees upon the exercise of options for aggregate cash consideration of $28,885. During the same period, we granted options to our employees, consultants and non-employee directors to purchase 264,122 shares of common stock at a weighted average exercise price of $12.91 per share. These securities were issued prior to our initial public offering in reliance upon the exemption from registration provided in Rule 701 promulgated under the Securities Act of 1933, as amended.

During the three month period ended September 30, 2006, we issued and sold 34,970 shares of our common stock that were not registered under the Securities Act of 1933, as amended, upon the net exercise of warrants and 44,731 shares of our common stock that were not registered under the Securities Act of 1933, as amended, upon the exercise of warrants for aggregate cash consideration of $208,000. These shares of common stock were issued in reliance upon the exemption from registration provided in Section 4(2) of the Securities Act of 1933, as amended, and/or Regulation D promulgated thereunder.

Our initial public offering of our common stock, par value $0.001, was effected through a Registration Statement on Form S-1 (File No. 333-133855) that was declared effective by the SEC on September 21, 2006.  The Registration Statement covered the offer and sale by us of 7,461,538 shares of our common stock, which we sold to the public on September 27, 2006 at a price of $16.00 per share. Our initial public offering commenced on May 5, 2006 and terminated following the sale of all of the securities registered on the registration statement.  Our initial public offering resulted in aggregate proceeds to us of approximately $108.2 million, net of underwriting discounts and commissions of approximately $8.4 million and offering expenses of approximately $2.8 million, through a syndicate of underwriters managed by JP Morgan Securities Inc., Banc of America Securities LLC, Cowen and Company, LLC, Canaccord Adams Inc and Montgomery & Co., LLC.

No offering expenses were paid directly or indirectly to any of our directors or officers (or their associates) or person owning ten percent or more of any class of our equity securities or to any other affiliates.  All offering expenses were paid directly to others.

As of September 30, 2006, we had used approximately $108 million of the initial public offering proceeds for investments in money market funds.

Item 4. Submission of Matters to a Vote of Security Holders.

We held our 2006 Annual Meeting of Stockholders on July 27, 2006. As of the closing of business on June 30, 2006, the record date for the Annual Meeting, there were 25,969,879 shares entitled to vote, of which there were 22,625,414 shares present at the Annual Meeting in person or by proxy, each as adjusted to reflect the 1-for-2 reverse split of our common stock. At the Annual Meeting, our stockholders approved the following matters:

Proposal 1.	Election of six directors to serve as directors until our 2007 Annual Meeting of Stockholders.

Frank Creer — 22,625,414 shares were voted in favor of the nominee; 0 shares withheld their vote.

R. Jordan Greenhall — 22,625,414 shares were voted in favor of the nominee; 0 shares withheld their vote.

Paul Chau — 22,625,414 shares were voted in favor of the nominee; 0 shares withheld their vote. Mr. Chau resigned from our Board of Directors effective as of August 1, 2006.

Fred Gerson — 22,625,414 shares were voted in favor of the nominee; 0 shares withheld their vote.

Chris McGurk — 22,625,414 shares were voted in favor of the nominee; 0 shares withheld their vote.

Jerry Murdock — 22,625,414 shares were voted in favor of the nominee; 0 shares withheld their vote.

Proposal 2.

Ratification of the selection by our Board of Directors of Ernst & Young LLP as our independent registered public accounting firm for the year ending December 31, 2006. 22,541,468 shares voted in favor of the proposal; 18,816 shares of Common Stock voted against the proposal; and 65,130 shares of Common Stock withheld their vote.

On September 6, 2006, our stockholders acted by written consent to take the following actions in connection with the initial public offering of our common stock:  (1) the approval and adoption of an amendment to our Amended and Restated Certificate of Incorporation be filed prior to the effectiveness of our initial public offering to implement a 1-for-2 reverse split of our common stock; (2) the approval and adoption of our Amended and Restated Certificate of Incorporation to become effective upon the closing of our initial public offering; (3) the approval and adoption of our Amended and Restated Bylaws to become effective upon the closing of our initial public offering; (4) the approval and adoption of our 2006 Plan; (5) the approval and adoption of our 2006 Purchase Plan; and (6) the approval of the form of indemnity agreement between us and each of our directors and executive officers.  Such action was effected pursuant to an action by written consent of our stockholders in compliance with Section 228 of the Delaware General Corporation Law.  Stockholders holding an aggregate of 15,051,266 shares approved the matters set forth in the action by written consent and stockholders holding approximately 10,961,961 shares did not consent with respect to such matters, each as adjusted to reflect the 1-for-2 reverse split of our common stock.

Item 6. Exhibits.

Exhibit Number	Description of Document
3.1(1)	Form of Amended and Restated Certificate of Incorporation as currently in effect.
3.2(1)	Form of Amended and Restated Bylaws as currently in effect.
4.1(1)	Form of Common Stock Certificate.
10.1(1)	Form of Indemnity Agreement.
10.2(1)	2000 Stock Option Plan and Form of Stock Option Agreement thereunder.
10.3(1)	2006 Equity Incentive Plan and Form of Stock Option Agreement thereunder.
10.18(1)	2006 Employee Stock Purchase Plan and Form of Offering Document thereunder.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)             Incorporated by reference to the exhibit of the same number to the Company’s Registration Statement on Form S-1 (No. 333-133855), originally filed on May 5, 2006.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIVX, INC.

Dated: November 13, 2006	By:	/s/ John A Tanner
	Name:	John A. Tanner
	Title:	CFO, Finance and Administration
(Duly Authorized Officer and Principal Financial Officer)