Form 10-Q/A
period 2006-09-30
DIVX INC
filed 2007-02-27
CIK 1342960

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No.1

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

DIVX, INC.
EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (this “Amendment”) to the Quarterly Report on Form 10-Q originally filed on November 13, 2006 (the “Original Form 10-Q”) is being filed solely to correct certain typographical and other immaterial errors that were contained in the following sections of the Original Form 10-Q: “Part I, Item 1. Consolidated Financial Statements”, “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Part II, Item 1A. Risk Factors”. This Amendment amends only these specified sections of the Original Form 10-Q. Unaffected items have not been repeated in this Amendment. Except as expressly stated herein, this report still speaks as of the filing date of the Original Form 10-Q and no attempt has been made to update this report to reflect events occurring subsequent to the initial filing date of the Original Form 10-Q. Also attached to this Amendment is an Exhibit Index disclosing the filing of the certifications required to be filed as exhibits to this Amendment, as well as such certifications.

PART I—FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements.

DIVX, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31, 2005	September 30, 2006
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$25,035	$146,393
Restricted cash	270	270
Accounts receivable, net of allowance of $963 and $1,017, respectively	4,194	5,477
Prepaid expenses	676	705
Other current assets	94	80
Total current assets	30,269	152,925
Property and equipment, net	2,876	3,400
Other assets	19	861
Total assets	$33,164	$157,186
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$988	$2,350
Accrued liabilities	612	2,060
Accrued compensation and benefits	1,262	2,778
Accrued patent royalties	1,156	613
Income taxes payable	34	667
Deferred revenue, current	3,106	3,720
Current portion of capital lease obligations	43	35
Notes payable, current portion	720	496
Total current liabilities	7,921	12,719
Capital lease, net of current portion	108	82
Notes payable, net of current portion	394	75
Deferred revenue, long term	786	708
Deferred rent	640	508
Liability for unvested portion of early stock option exercises	288	425
Total liabilities	10,137	14,517
Commitments and contingencies
Redeemable Series D convertible preferred stock, $.001 par value, 5,900,000 and 0 shares authorized at December 31, 2005 and September 30, 2006, respectively; 5,811,100 and 0 shares issued and outstanding at December 31, 2005 and September 30, 2006, respectively	16,842	—
Stockholders’ equity:
Series A convertible preferred stock, $.001 par value; 4,522,000 and 0 shares authorized, issued, and outstanding at December 31, 2005 and September 30, 2006, respectively	5	—
Series B convertible preferred stock, $.001 par value; 16,559,158 and 0 shares authorized at December 31, 2005 and September 30, 2006, respectively; 16,483,176 and 0 shares issued and outstanding at December 31, 2005 and September 30, 2006, respectively	16	—
Series C convertible preferred stock, $.001 par value; 4,251,194 and 0 shares authorized, issued and outstanding at December 31, 2005 and September 30, 2006, respectively	4	—
Preferred stock, $.001 par value; 5,767,648 and 10,000,000 shares authorized at December 31, 2005 and September 30, 2006, respectively; 0 shares issued and outstanding at December 31, 2005 and September 30, 2006, respectively	—	—
Common stock, $.001 par value, 100,000,000 and 200,000,000 shares authorized at December 31, 2005 and September 30, 2006, respectively; 8,047,285 and 32,852,422 shares issued and outstanding, excluding 579,964 and 664,939 shares subject to repurchase at December 31, 2005 and September 30, 2006, respectively	8	33
Additional paid in capital	27,061	152,983
Deferred stock-based compensation	(1,517)	—
Accumulated deficit	(19,392)	(10,347)
Total stockholders’ equity	6,185	142,669
Total liabilities and stockholders’ equity	$33,164	$157,186

The accompanying notes are an integral part of these unaudited financial statements.

DIVX, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2005	2006	2005	2006
Net revenues:
Technology licensing	$7,023	$12,446	$17,631	$33,891
Media and other distribution and services	1,369	2,949	4,832	8,777
Total net revenues	8,392	15,395	22,463	42,668
Cost of revenue:
Cost of technology licensing	713	746	2,055	2,238
Cost of media and other distribution and services(1)	216	222	662	678
Total cost of revenue	929	968	2,717	2,916
Gross margin	7,463	14,427	19,746	39,752
Operating expenses:
Selling, general and administrative(1)	3,937	6,673	11,391	18,374
Product development(1)	2,579	4,106	7,749	11,033
Total operating expenses	6,516	10,779	19,140	29,407
Income from operations	947	3,648	606	10,345
Interest income	51	489	130	1,149
Interest expense and other	(34)	(16)	(89)	(58)
Income before income taxes	964	4,121	647	11,436
Income tax provision	202	1,021	560	2,394
Net income	$762	$3,100	$87	$9,042
Net income per share:
Basic	$0.03	$0.12	$—	$0.36
Diluted	$0.02	$0.10	$—	$0.28
Shares used to compute basic net income per share	7,754	11,050	7,094	9,245
Shares used to compute diluted net income per share	10,587	13,563	7,094	11,775

(1)          Stock-based compensation is allocated as follows:

Cost of revenue	$—	$1	$—	$2
Selling, general and administrative	47	357	183	1,017
Product development	11	168	103	435
Total	$58	$526	$286	$1,454

The accompanying notes are an integral part of these unaudited financial statements.

DIVX, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Nine months ended September 30,
	2005	2006
Cash flows from operating activities:
Net income	$87	$9,042
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	770	1,130
Stock-based compensation	286	1,454
Excess tax benefit from exercise of stock options	—	(60)
Changes in operating assets and liabilities:
Accounts receivable, net	(383)	(1,282)
Prepaid expenses and other assets	562	(559)
Accounts payable	(962)	102
Accrued liabilities	(215)	(18)
Accrued compensation and benefits	584	1,516
Deferred rent	(116)	(132)
Deferred revenue, net	491	536
Income taxes payable	—	693
Net cash provided by operating activities	1,104	12,422
Cash flows used in investing activities:
Purchase of property and equipment	(661)	(1,333)
Cash paid in Corporate Green acquisition	—	(351)
Net cash used in investing activities	(661)	(1,684)
Cash flows from financing activities:
Net proceeds from issuance of preferred stock	(3)	—
Net proceeds from issuance of common stock, net of underwriting discounts and commissions	636	111,812
Expenses related to initial public offering	—	(667)
Excess tax benefit from exercise of stock options	—	60
Repurchase of unvested stock	(19)	(7)
Payments on capital lease obligations	(252)	(34)
Proceeds from notes payable	890	—
Payments on notes payable	(1,145)	(544)
Net cash provided by financing activities	107	110,620
Net increase in cash and cash equivalents	550	121,358
Cash and cash equivalents at beginning of period	6,934	25,035
Cash and cash equivalents at end of period	$7,484	$146,393
Supplemental disclosure:
Cash paid for income taxes	$560	$1,150
Cash paid for interest	90	41

The accompanying notes are an integral part of these unaudited financial statements.

Note 1—Background and Basis of Presentation

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

The aggregate purchase price of the offering, exclusive of shares sold by selling stockholders in the offering, was $119,385,000. The net offering proceeds received by the Company after deducting total estimated expenses, including the underwriters’ discount were $108,189,000. The Company incurred total estimated expenses in connection with the offering of $11,196,000, which consisted of $2,547,000 in legal, accounting and printing fees, $8,357,000 in underwriters’ discounts, fees and commissions, and $292,000 in miscellaneous expenses. No payments for such expenses were made directly or indirectly to (i) any of the Company’s directors, officers or their associates, (ii) any person owning 10% or more of any class of the Company’s equity securities or (iii) any of the Company’s affiliates.

Upon closing of the Company’s initial public offering, 5,811,100 shares of outstanding redeemable convertible preferred stock, and 25,256,370 shares of outstanding convertible preferred stock, converted into 16,649,881 shares of common stock. Therefore, at September 30, 2006, there were no outstanding shares of redeemable convertible preferred stock or convertible preferred stock.

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

Note 3—Earnings Per Share

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

Note 4—Stock-Based Compensation

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

Prior to January 1, 2006, the Company accounted for employee stock-based compensation in accordance with provisions APB 25, and Financial Accounting Standards Board Interpretation, or FASB, No. 44, Accounting for Certain Transactions Involving Stock Compensation—an Interpretation of APB No. 25, and complied with the disclosure provisions of SFAS 123, and related SFAS No. 148, Accounting for Stock-Based Compensation—Transaction and Disclosure. Under APB 25, compensation expense is based on the difference, if any, on the date of the grant, between the fair value of the Company’s stock and the exercise price of the option. The Company amortized deferred stock-based compensation using the straight-line method over the vesting period.

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

The fair value of each option is estimated on the date of grant using the Black-Scholes method with the following assumptions (unaudited):

	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2006
Risk-free interest rate	4.85%	4.85%
Expected volatility	52%	55%
Expected life	6.25	6.25
Dividend yield	0%	0%

As of September 30, 2006, there was $2.7 million of unrecognized compensation related to stock options granted after January 1, 2006, which is expected to be recognized over a weighted-average period of 1.47 years. The unrecognized compensation expense related to the restricted shares of common stock issued in the Corporate Green acquisition was $303,000 at September 30, 2006, and is expected to be recognized over a period of 17 months from September 30, 2006.

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

A summary of the Company’s stock option activity for the 2000 Plan and the 2006 Plans is as follows (unaudited):

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
	(in thousands)		(in years)	(in thousands)
Balance at December 31, 2005	1,697	$0.58	7.5
Vested at December 31, 2005	994	$0.26	6.3
Granted	438	$2.28
Exercised	(214)	$0.52
Canceled	(63)	$0.84
Balance at March 31, 2006	1,858	$0.98	7.7
Vested at March 31, 2006	939	$0.26	6.0
Granted	88	$6.44
Exercised	(298)	$0.90
Canceled	(25)	$1.21
Balance at June 30, 2006	1,623	$1.28	7.5
Vested at June 30, 2006	825	$0.28	5.7
Granted	264	$12.91
Exercised	(39)	$0.73
Canceled	(9)	$1.65
Balance at September 30, 2006	1,839	$2.97	7.6	$38,237
Vested at September 30, 2006	834	$0.40	5.5	$19,490

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

Note 5—Recently Issued Accounting Standard

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

Note 6—Income Taxes

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

Results of Operations

The following table presents our results of operations as a percentage of total net revenue for the periods indicated:

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2006	2005	2006
	(unaudited)		(unaudited)
Net revenues:
Technology licensing—consumer hardware	74%	70%	67%	70%
Technology licensing—software	10	11	11	9
Total technology licensing	84	81	78	79
Advertising and third-party product distribution	13	18	18	20
Digital media distribution and services	3	1	4	1
Total media and other distribution and services	16	19	22	21
Total net revenues	100	100	100	100
Cost of revenues:
Cost of technology licensing	8	5	9	5
Cost of media and other distribution services(1)	3	1	3	2
Total cost of revenues	11	6	12	7
Gross profit	89	94	88	93
Operating expenses:
Selling, general and administrative(1)	47	43	51	43
Product development(1)	31	27	34	26
Total operating expenses	78	70	85	69
Income from operations	11	24	3	24
Interest and other income, net	—	3	—	3
Income before income taxes	11	27	3	27
Income tax expense	2	7	2	6
Net income	9%	20%	1%	21%

(1)   Includes stock-based compensation as follows:

Cost of revenues	—%	—%	—%	—%
Selling, general and administrative	1	2	1	2
Product development	—	1	—	1
Total stock-based compensation	1%	3%	1%	3%

Net Revenues

The following table summarizes and analyzes the revenues we earned for the three and nine months ended September 30, 2006:

	Three months ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2005	2006	$	%	2005	2006	$	%
	($ in thousands)
	(unaudited)
Net revenues:
Technology licensing:
Consumer hardware	$6,158	$10,783	$4,625	75%	$15,088	$29,942	$14,854	98%
% of total net revenues	74%	70%			67%	70%
Software	865	1,663	798	92%	2,543	3,949	1,406	55%
% of total net revenues	10%	11%			11%	9%
Total technology licensing	7,023	12,446	5,423	77%	17,631	33,891	16,260	92%
% of total net revenues	84%	81%			78%	79%
Advertising and third-party product distribution	1,127	2,801	1,674	149%	3,958	8,164	4,206	106%
% of total net revenues	13%	18%			18%	20%
Digital media distribution and services	242	148	(94)	(39)%	874	613	(261)	(30)%
% of total net revenues	3%	1%			4%	1%
Total net revenues	$8,392	$15,395	$7,003	83%	$22,463	$42,668	$20,205	90%

Technology licensing—consumer hardware:   The $4.6 million, or 75%, increase in revenues from technology licensing to consumer hardware device manufacturers from the third quarter of 2005 to the third quarter of 2006, and the $14.9 million, or 98%, increase in revenues from technology licensing to consumer hardware device manufacturers from the nine months ended September 30, 2005 to the nine months ended September 30, 2006, resulted from an increase in net royalty revenues due to an increase in reported units shipped by our licensees of their consumer hardware devices that incorporate our technologies, principally attributable to the worldwide growth in sales of DVD players that incorporate our technologies.

Technology licensing—software:   The $797,000, or 92%, increase in software licensing revenues from the third quarter of 2005 to the third quarter of 2006 resulted primarily from a $966,000 increase in royalties from independent software vendors. This increase was primarily driven by $850,000 of royalty revenue from Google for use of certain of our technology which may not recur in the future. The increase was partially offset by a $169,000 decrease in revenues related to sales of our software products directly to consumers.

The $1.4 million, or 55%, increase in software licensing revenues from the nine months ended September 30, 2005 to the nine months ended September 30, 2006 resulted primarily from a $1.3 million increase in royalties from independent software vendors. This increase was primarily driven by $850,000 of royalty revenue from Google as discussed above. The balance of the increase is from revenues related to sales of our software products directly to consumers.

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

Gross profit

The following table shows the gross profit earned on each of our revenue streams for the three and nine months ended September 30, 2006, in absolute dollars and as a percentage of related revenues:

	Three months ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2005	2006	$	%	2005	2006	$	%
	($ in thousands)
	(unaudited)
Gross profit:
Technology licensing	6,310	11,700	5,390	85%	15,576	31,653	16,077	103%
Gross margin %	90%	94%			88%	93%
Advertising and third-party product distribution	1,105	2,772	1,667	151%	3,892	8,074	4,182	107%
Gross margin %	98%	99%			98%	99%
Digital media distribution and services	48	(45)	(93)	(194)%	278	25	(253)	(91)%
Gross margin %	20%	(30)%			32%	4%
Total gross profit	$7,463	$14,427	$6,964	93%	$19,746	$39,752	$20,006	101%
Gross margin %	89%	94%			88%	93%

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

Operating expenses

The following table summarizes and analyzes our operating expenses for the three and nine months ended September 30, 2006:

	Three months Ended September 30,		Change		Nine months Ended September 30,		Change
	2005	2006	$	%	2005	2006	$	%
	($ in thousands)
	(unaudited)
Operating expenses:
Selling, general and administrative	$3,937	$6,673	$2,736	69%	$11,391	$18,374	$6,983	61%
% of total net revenues	47%	43%			51%	43%
Product development	2,579	4,106	1,527	59%	7,749	11,033	3,284	42%
% of total net revenues	31%	27%			34%	26%
Total operating expenses	$6,516	$10,779	$4,263	65%	$19,140	$29,407	$10,267	54%
% of total net revenues	78%	70%			85%	69%

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

The $7.0 million, or 61%, increase in selling, general and administrative expenses from the nine months ended September 30, 2005 to the nine months ended September 30, 2006 was principally due to a $3.8 million increase in payroll and benefit costs resulting from an increase in selling, general and administrative employee average headcount from 80 for the nine months ended September 30, 2005 to 113 for the nine months ended September 30, 2006 and an increase in sales performance based compensation, a $913,000 increase in professional services, particularly legal and accounting services, a $834,000 increase in stock-based compensation expense primarily due to our adoption of SFAS 123R, a $810,000 increase in marketing costs, particularly tradeshow and retail marketing expenses and a $279,000 increase in travel costs principally related to our sales functions.

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

Interest and other income, net:   We reported net interest income of $473,000 for the third quarter of 2006 compared to $17,000 for the third quarter of 2005, and $1.1 million for the nine months ended September 30, 2006 compared to $41,000 for the nine months ended September 30, 2005. The increases are reflective of higher average cash balances, which have principally resulted from positive cash flow from operations. Net interest income for the third quarter of 2006 and the nine months ended September 30, 2006 included four days of interest earned on the proceeds from the sale of shares of our common stock in our initial public offering.

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

We have incurred an additional $2.2 million of costs related to our initial public offering that are expected to be paid in the fourth quarter of 2006.

PART II—OTHER INFORMATION

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

Revenues under our software distribution and promotion agreement with Google represented approximately 18% and 15% of our total revenues in the nine months ended September 30, 2006 and in the full year 2005, respectively. A termination of our software distribution and promotion agreement with Google or our failure to renew or replace this agreement would significantly decrease our revenues.

We rely on our relationship with Google for a significant portion of our revenue and we cannot guarantee that the revenue from Google will remain available to us. Revenues under the Google software distribution and promotion agreement represented approximately 18% and 15% of our total revenues in the nine months ended September 30, 2006 and in the full year 2005, respectively. We agreed with Google to include and distribute the Mozilla Firefox Browser and certain related Google software products with our software products in place of prior versions of the Google software. Google pays us fees based on the number of downloads or activations of the included software by consumers. Any decline in the popularity of either our products or Google’s products among consumers or market saturation by these products could result in a decrease in revenue under this agreement. In particular, the Mozilla Firefox Browser may not achieve widespread adoption by consumers and may lead to fewer downloads and activations than past versions of Google’s software included with our products. If we fail to achieve certain minimum distribution commitments for specific periods described in the agreement, the revenue we derive for such periods will be reduced, and Google may terminate the agreement. Our ability to continue to generate revenues under the agreement is further limited by a cap on the total amounts payable by Google under the agreement, after which Google is relieved of its obligations to pay us. If our revenues under the agreement exceed this cap our revenues in subsequent periods may decrease. This agreement expires upon the earlier of December 31, 2006 or the date upon which we reach the cap on the total amounts payable by Google to us under the agreement, and Google is under no obligation to renew this agreement. If, upon the expiration of our agreement with Google, we fail to enter into a new agreement with Google or a similar partner on substantially the same or more favorable terms, our revenues would significantly decrease.

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

Item 6.   Exhibits.

Exhibit Number		Description of Document
3.1	(1)	Form of Amended and Restated Certificate of Incorporation as currently in effect.
3.2	(1)	Form of Amended and Restated Bylaws as currently in effect.
4.1	(1)	Form of Common Stock Certificate.
10.1	(1)	Form of Indemnity Agreement.
10.2	(1)	2000 Stock Option Plan and Form of Stock Option Agreement thereunder.
10.3	(1)	2006 Equity Incentive Plan and Form of Stock Option Agreement thereunder.
10.18	(1)	2006 Employee Stock Purchase Plan and Form of Offering Document thereunder.
31.1	(2)	Certification of Chief Executive Officer dated November 13, 2006 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	(2)	Certification of Chief Financial Officer dated November 13, 2006 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.3		Certification of Chief Executive Officer dated February 27, 2007 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.4		Certification of Chief Financial Officer dated February 27, 2007 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	(2)	Certifications of Chief Executive Officer and Chief Financial Officer dated November 13, 2006 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		Certifications of Chief Executive Officer and Chief Financial Officer dated February 27, 2007 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)   Incorporated by reference to the exhibit of the same number to the Company’s Registration Statement on Form S-1 (No. 333-133855), originally filed on May 5, 2006.

(2)   Incorporated by reference to the exhibit of the same number to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 (No. 001-33029), originally filed on November 13, 2006.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIVX, INC.
Dated: February 27, 2007	By:	/s/ JOHN A TANNER
	Name:	John A. Tanner
	Title:	CFO, Finance and Administration
(Duly Authorized Officer and Principal Financial Officer)