Form 10-K
period 2006-12-31
DIVX INC
filed 2007-03-29
CIK 1342960

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒                                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006.

OR

☐                                   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to                .

Commission file number:  001-33029

DivX, Inc.

(Exact name of registrant as specified in its charter)

Delaware	33-0921758
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

4780 Eastgate Mall, San Diego, California	92121
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (858) 882-0600

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.001 par value	The Nasdaq Stock Market

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐  Yes   ☒  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. ☐  Yes   ☒  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒  Yes   ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes   ☒  No

The aggregate market value of the common stock of the registrant as of March 20, 2007 held by non-affiliates was $321,288,586.35, based upon the closing price of the common stock reported on the Nasdaq Global Market on such date. The registrant has elected to use March 20, 2007 as the calculation date, as on June 30, 2006 (the last business day of the registrant’s second fiscal quarter) the registrant was a privately held concern.

The number of shares of common stock outstanding as of March 20, 2007, was 33,193,463.

Documents Incorporated by Reference:

Document	Part of Form 10-K
Proxy Statement for the 2007 Annual Meeting of Stockholders	Part III

DIVX, INC.

FORM 10-K

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, or Annual Report, contains forward-looking statements that are based on our management’s beliefs and assumptions and on information currently available to our management. The forward-looking statements are contained principally in Item 1—“Business,” Item 1.A—“Risk Factors” and Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements include information concerning our possible or assumed future results of operations, business strategies, financing plans, competitive position, industry environment, potential growth opportunities and the effects of competition. Forward-looking statements include all statements that are not historical facts and can be identified by terms such as “anticipates,” “believes,” “could,” “seeks,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “will,” “would” or similar expressions and the negatives of those statements.

Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. We discuss these risks in greater detail in Item 1.A—“Risk Factors.” Given these uncertainties, you should not place undue reliance on these forward-looking statements. Also, forward-looking statements represent our management’s beliefs and assumptions only as of the date of this Annual Report. You should read this Annual Report and the documents that we reference herein and have filed as exhibits with the Securities and Exchange Commission, or SEC, completely and with the understanding that our actual future results may be materially different from what we expect.

Except as required by law, we assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

PART I

Item 1.                        Business

DivX overview

DivX was incorporated in Delaware in May 2000. Our principal offices are located at 4780 Eastgate Mall, San Diego, California 92121, and our telephone number is (858) 882-0600. Our website address is http://www.divx.com and the address of our online video community website is http://www.Stage6.com.

DivX is a company trying to make media better through the use of technology and community. We believe that media is undergoing a profound transformation that will change how we get information, communicate and express ourselves. This transformation changes how we think and who we are. We believe that there are opportunities within this transformation—opportunities to generate tremendous value by meeting the needs of the new media and, more importantly, opportunities to influence its evolution and development. Our successes to date have been the result of creating value with and for a broad community of constituents including software vendors, consumer hardware device manufacturers, content creators and consumers themselves. Our aspirations are high, and to execute effectively we have sought to build an organization and culture capable of reaching these heights. Like the evolving markets in which we operate, DivX is open and dynamic.

We create products and services designed to improve the experience of media. Our first product offering was a video compression-decompression software library, or codec, which has been actively sought out and downloaded by consumers over 200 million times since January 2003, including over 60 million times during the last twelve months. These downloads include those for which we receive revenue as well as free downloads, such as limited-time trial versions, and downloads provided as upgrades or support to existing end users of our products. We also license our technologies to consumer hardware device manufacturers and certify their products to ensure the interoperable support of DivX-encoded content. Over 70 million DivX Certified hardware devices have been shipped worldwide through December 31, 2006. Our customers include major consumer video hardware original equipment manufacturers such as Philips and Samsung. We are entitled to receive a royalty for each DivX Certified device our customers ship. In addition to technology licensing to consumer hardware device manufacturers, we currently generate revenue from software licensing, advertising and content distribution.

We are now working to bring together the millions of DivX consumers with content creators both large and small to build communities around media. We are optimistic about the future and believe the opportunity for DivX is only beginning to be realized.

The DivX solution

DivX has developed a solution to address the opportunity created by the transformation of content. Specifically, we have built the technological platform and galvanized the community necessary to enable a digital media ecosystem of consumers, content creators, software vendors, hardware device manufacturers and advertisers, allowing all to benefit from the participation of each other.

The following illustration depicts how DivX provides the foundation and connection for the participants in the digital media ecosystem, all of whom ultimately work to benefit the consumer:

Specifically, our ecosystem offers the following benefits to these various participants in the content industry:

To content consumers, the DivX ecosystem provides a high-quality, interoperable digital media format supported by dozens of software products and over 2,000 models of consumer hardware devices. This allows users to access a diverse range of content from large and small content creators and to play back this content when, where and how they want. Moreover, the widespread availability of consumer hardware devices, software and services within the DivX ecosystem makes creating and sharing content easier and more fun for a growing community of DivX users.

To content creators, the DivX ecosystem provides the ability to cost-effectively and securely create and distribute high-quality content to a large market of consumers, and to deliver that content when, where and how consumers want it. The DivX platform gives content creators access to over 70 million DivX Certified consumer hardware devices as well as millions of digital video savvy consumers who have demonstrated their willingness and ability to seek out high-quality content distributed via the Internet.

To digital media software vendors, the DivX ecosystem offers the ability to differentiate their products by adding DivX media creation and playback functionality. This allows software vendors to provide easy-to-use products for the creation and playback of content that is interoperable with all other DivX Certified devices. By doing so, software vendors can provide useful products and maintain and augment their position in the face of competition from generic operating system bundles.

To consumer hardware device manufacturers, the DivX ecosystem provides the ability to offer capture and playback devices that are interoperable with millions of other DivX Certified devices in a high-quality, secure digital media format that consumers want and use. Manufacturers can thus avoid the cost of supporting many different incompatible formats, allowing them to remain competitive in the face of significant price pressures. Use of DivX technologies and association with the DivX brand enables manufacturers to participate in new content business models from content services provided by others in the DivX ecosystem.

To advertisers, the DivX ecosystem provides access to a large and engaged group of DivX users.

Our strategy

Our strategy is to make media better by supporting the digital media ecosystem. Key elements of our strategy include:

Increase our engagement with our existing software vendor and consumer hardware device manufacturing partners.   We believe that our software and consumer hardware partners are integral to our success. In hardware, we will focus on increasing the penetration of DivX technologies into the digital versatile disc, or DVD, player market, while simultaneously building on the initial success of DivX technologies in new categories of consumer hardware devices such as digital video recorders, digital still cameras, portable media players and other mobile devices. We also plan to develop and launch, beginning with our existing hardware partners, new DivX platform technologies into the consumer hardware device market that will, for example, allow consumers to encode and play back high definition video and access connected networks directly. In software, we plan to enhance the value of the DivX technologies to our existing software partners by adding new features to the DivX media format and to increase partnerships across the software market.

Build engaged communities of users centered around content.   We believe it is a fundamental human desire to share experiences and be emotionally connected with others. This desire is especially strong around media experiences, which leads to the creation of communities of individuals with a shared interest in a specific piece or genre of content. We intend to develop a set of products and services, including our Stage6.com website, that will give people a place to meet one another and build strong relationships around content. We believe this community, centered around online video content, will give content creators the ability to build their content brands and generate revenue through transactions, subscriptions, advertising and other methods.

Develop services around content and advertising that are valued by DivX consumers and economically valuable to the larger DivX ecosystem.   We plan to create services that offer access to content as well as useful and relevant advertising to DivX consumers in a way that improves the overall media experience. Too often, advertising detracts and distracts from the content it accompanies. We are optimistic that advertising can be done in a way that will enhance the media experience and be valuable to consumers. We have direct contact with millions of users to whom content can be offered and advertising distributed. We intend to work with content creators and advertisers who share our goal of providing DivX users with services that enhance their experience and respect their privacy.

Expand the DivX ecosystem through partnerships with the community of diverse content creators.   We believe the active engagement of content creators in the DivX ecosystem is essential to realizing the full potential of the digital media transformation. We plan to continue to develop relationships with premium, mid-tier and individual content creators. We intend to partner with creators based not only on the economic potential of their content, but also on the potential for DivX to enhance the value of their content through the power of our platform and community.

Strengthen the DivX brand.   We intend to continue building upon the strength of the DivX brand. We plan to ensure that in the future the DivX brand continues to be associated only with those products and services that offer high-quality media experiences. We may also invest in activities beyond our products that are consistent with the DivX vision of better media.

Pursue selected complementary acquisitions, investments and strategic alliances.   When the opportunity presents itself, we intend to pursue selected acquisitions, investments or alliances that complement and further our mission to make media better and improve the media experience for consumers. Our primary objectives in these transactions would be to acquire complementary technologies and platforms and expand the consumer and content portions of our ecosystem.

Our strengths

We believe that the following key strengths uniquely position DivX to continue to enhance and enrich the digital media content experience:

Our demonstrated history of success, innovation and ecosystem creation.   We have a history of technology leadership on which we will continue to build. The success of DivX was driven by the grassroots adoption of our technologies by millions of consumers, driven largely by the strength of our technology. We also have a demonstrated ability to build technologies that support an ecosystem of diverse participants that gain value from their participation.

Our large installed base.   DivX technologies and products have been adopted by millions of users who have sought it out and chosen to download it. This success encouraged consumer hardware device manufacturers to build support for DivX technologies into their products. Today over 200 consumer hardware device manufacturers, including major companies like Philips and Samsung, and over 30 integrated circuit manufacturers, support DivX technologies in over 2,000 models of consumer hardware devices. Our original equipment manufacturer customers have shipped over 70 million units through December 31, 2006. We believe our large user and consumer hardware installed base places us in a strong position to benefit from the transformation of the content industry and growing digital content distribution. Because the entire DivX media platform installed base can play protected content, it represents a large addressable market for content creators interested in commercial digital distribution of their content.

The DivX brand.   The DivX logo appears on products that incorporate DivX technology and indicates to consumers that the product meets our strict standards of interoperability and delivers a high-quality DivX media experience. We believe that consumers recognize the value of the DivX logo, and that this increases the value of the DivX brand to all other participants in the DivX ecosystem.

Our neutral media technology platform for software, hardware and content.   Our technology platform for the creation, distribution and consumption of media content is not tied exclusively to any specific consumer hardware device manufacturer, software vendor or content provider. We license our encoding and decoding technologies to a wide array of software vendors, consumer hardware device manufacturers and consumers. We believe our neutral platform allows us to bring a diverse set of powerful interests together in the DivX ecosystem.

Our ability to understand and partner with various constituents of the digital media industry.   We have a demonstrated ability to work with industries that have very different prerogatives and goals. We are as comfortable working within the explosiveness of the Internet industry as we are within the planned and deliberate environment of the consumer hardware industry. We believe this ability will serve us well as we work to add even more diverse participants and industries into the DivX ecosystem.

How we derive revenue

We have four revenue streams. Three of these revenue streams emanate from our technologies, including technology licensing to producers of consumer hardware devices, licenses to independent software vendors and consumers, and services we provide related to digital media distribution over the Internet. Additionally, we derive revenues from advertising and distributing third-party products on our website.

Consumer hardware technology licensing.   Our technology licensing revenues from consumer hardware device manufacturers comprise the majority of our total revenues and are derived primarily from royalties received from original equipment manufacturers, although related revenues are derived from other members of the consumer hardware device supply chain. We license our technologies to original equipment manufacturers, allowing them to build support of DivX technologies into their consumer hardware devices. Original equipment manufacturers pay us a per unit fee for each DivX Certified device they sell. Our license agreements with original equipment manufacturers typically range from one to two years, and may include the payment of initial fees, volume-based royalties and minimum guaranteed volume levels. To ensure high-quality support of the DivX media format in finished consumer products, we also license our technologies to those companies who create the major components in those products. These include the integrated circuit manufacturers who supply the integrated circuits, and the original design manufacturers who create the reference designs, for DVD players, digital still cameras and the other consumer hardware devices distributed by our licensee original equipment manufacturers. One of our original equipment manufacturer customers, LG Electronics, accounted for less than 10% and approximately 10% of our total net revenue in fiscal years 2005 and 2006, respectively, and another of our original equipment manufacturer customers, Philips, accounted for approximately 13% and less than 10% of our total net revenue in fiscal years 2005 and 2006, respectively.

To ensure that our licensees’ products conform to our quality standards, we employ a rigorous certification program. Integrated circuit manufacturers, original design manufacturers and original equipment manufacturers are required to have their devices tested and certified prior to distribution. Only DivX Certified devices are permitted to include our logo as evidence that they conform to our quality standards.

In the full years 2004, 2005 and 2006, we derived 55%, 71% and 72%, respectively, of our total net revenues from licensing our technology to original equipment manufacturers, original design manufacturers and integrated circuit manufacturers.

Software licensing.   We license our technologies to independent software vendors that incorporate our technologies into software applications for computers and other consumer hardware devices. An independent software vendor typically pays us an initial license fee, in addition to per-unit royalties based on the number of products sold that include our technology. We also license our technologies directly to consumers through several software packages. We make a version of our software available free of charge from our website that allows consumers to play and create content in the DivX format. We also make available from our website an enhanced version of our software with additional features that increase the quality and control of DivX media playback and creation. This enhanced version is available free of charge for a limited trial period, which is generally 30 days. At the end of the trial period, our users are invited to purchase a license to one or more components of the enhanced package by making a one time payment to us. If they choose not to do so, they still enjoy playback and creation functionality equivalent to our free software package.

In the full years 2004, 2005 and 2006, we derived 20%, 11% and 8%, respectively, of our total net revenues from licensing our technology to independent software vendors and licensing our software directly to consumers.

Advertising and third-party product distribution.   We derive revenue from advertisements or third party software applications that we embed in or include with the software packages we offer to consumers. For example, we have agreed with Google to include and distribute the Mozilla Firefox Browser and certain Google software products with our software products. Google pays us fees based on the number of downloads or activations of the included software by consumers. Google may terminate the agreement, or the revenue we derive for such periods will be reduced, if we fail to achieve certain minimum distribution commitments for specific periods described in the agreement. Our ability to continue to generate revenues under the agreement is further limited by a cap on the amounts payable by Google under the agreement, after which Google is relieved of its obligations to pay us. This agreement expires upon the earlier of December 31, 2007 or the date upon which we reach the cap on the total amounts payable by Google to us under the agreement, and Google is under no obligation to renew this agreement. Payments earned under the Google agreement accounted for approximately 15% and 18% of our total net revenue in the fiscal years 2005 and 2006, respectively.

In the full years 2004, 2005 and 2006, we derived 17%, 15% and 18%, respectively, of our total net revenues from the inclusion of advertisements and third party software applications in our software products.

Digital media distribution.   We derive revenue by acting as an application service provider for third party owners of digital video content. We provide encoding, content storage and distribution services to these third parties in exchange for a percentage of the revenue they receive from sales of digital content to consumers. In addition, we recently launched Stage6.com, our online video community website, but to date we have not generated significant revenue from this offering.

In the full years 2004, 2005 and 2006, we derived 8%, 3% and 2%, respectively, of our total net revenues from providing content distribution services to third parties.

Geographic information.   We are a global company with a broad, geographically diverse market presence. See note 10 to our consolidated financial statements for financial information relating to the geographic areas in which we engage in business.

Technologies

Our digital media ecosystem utilizes a series of technologies designed for commercial and consumer users. These technologies enable users to compress, secure and distribute digital video and otherwise participate in our digital media ecosystem. The following is a description of the core technologies that form the basis for our digital media ecosystem.

DivX media format.   Our DivX media format is our primary commercial technology, and comprises our DivX video compression technology, the DivX file format and advanced media features.

DivX video compression technology.   Our DivX video compression technology reduces the size of high-quality video to a level that can be efficiently distributed over broadband networks. The technology utilizes a mixture of video compression tools, including some from the MPEG-4 standard, and is capable of producing high-quality video using only a fraction of the amount of data required by a standard-length DVD. As a result, DivX technology enables a user to store approximately two hours of high-quality video on a standard CD-R. DivX technology is designed to offer a balance of compression, complexity and speed. Our technology offers superior visual quality at a high level of compression. The computational efficiencies of our technology make it suitable for integration into low-cost consumer hardware devices and its speed makes it useful in both consumer and professional content creation and editing environments. DivX video technology can be used on video sources with sizes ranging from high definition quality video to video resolutions suitable for a mobile environment.

DivX file format.   Our DivX file format is designed to hold multimedia data and metadata. It is based on the Resource Interchange File Format, which by design gives it some compatibility with other Resource Interchange File Format based file formats such as the Audio Video Interleave file format.

DivX advanced media features.   DivX advanced media features enable DivX users to create the following features within the digital media file itself:

•        DVD-like menus that allow the viewer to navigate between scenes;

•        audio tracks that enable multiple language versions or specific speaker configurations;

•        subtitle tracks that allow users to convert videos with multiple language subtitles;

•        chapters for easy navigation when multiple files are combined; and

•        video tags that allow the content creator to add descriptive information such as title, author and video specifications.

Digital rights management.   We have developed a digital rights management technology that encrypts and manages the playback of protected DivX content on personal computers and consumer hardware devices. When implemented, it ensures that digital video is delivered in a secure manner and used in accordance with rules defined by its publisher. Our digital rights management technology is designed to require minimal system resources, allowing it to be implemented on low-cost consumer hardware devices.

Products and services

Our technologies are incorporated into several software product bundles that we offer directly to consumers, as well as software development kits that we license to hardware and software companies. We also offer certification services to hardware companies, and operate a digital media distribution system in which we act as an application service provider to third party content owners.

Consumer software

DivX for Windows bundle.   Our DivX for Windows bundle includes our DivX community codec, DivX Player, DivX Web Player and DivX Content Uploader. The bundle also includes free trial versions of the Windows versions of the DivX Converter and the DivX Pro video codec.

DivX community codec (for Windows).   Our DivX compression-decompression software, or codec, is a set of software libraries that plugs into popular video software applications and allows users to create and play high-quality DivX videos, including those that include the advanced media features of the DivX media format. The codec supports six encoding modes that allow users to balance visual quality and performance for virtually any application from live capture to video mastering. Quality-focused encoding modes create the highest quality video possible while performance-focused modes can create high-quality DivX video from live feeds, including PC-based digital video recorders and other real-time video capture applications.

DivX Player (for Windows).   The DivX Player is a software application that plays video content created using any version of the DivX video technology. It also allows users to process video downloads, manage video collections and activate DivX Certified devices. The application also supports the playback of other media formats via DirectShow, a standard system interface designed to handle audio and video functions on the Microsoft Windows operating system.

DivX Web Player (for Windows).   Our DivX Web Player for Windows is a software plug-in that interfaces with web browsers and allows DivX video to be embedded and played within web pages.

This provides a convenient tool to webmasters, bloggers and anyone else embedding high-quality DivX videos into their web pages.

DivX Content Uploader (for Windows).   The DivX Content Uploader for Windows is a software plug-in that interfaces with web browsers to allow uploading of DivX video to Stage6.com, our online video community website. This provides a convenient tool for content publishers to upload their videos to Stage6.com for digital distribution.

DivX Pro for Windows bundle.   Like our DivX for Windows bundle, the DivX Pro for Windows bundle includes our DivX Player, DivX Web Player and DivX Content Uploader. In addition, it includes our DivX Pro video codec and DivX Converter application.

DivX Pro video codec (for Windows).   The DivX Pro video codec is an enhanced version of our DivX community codec. It offers additional encoding tools that improve visual quality while maintaining equivalent file sizes.

DivX Converter (for Windows).   Our DivX Converter is a one step application that automatically converts files in other media formats to our DivX media format using a “drag and drop” feature. Advanced settings enable users to customize the conversion process.

DivX for Mac bundle.   Our DivX for Mac bundle includes Mac OS versions of our DivX community codec, DivX Player, DivX Web Player and DivX Content Uploader. The bundle also includes free trial versions of the Mac OS versions of the DivX Converter and the DivX Pro video codec. The DivX for Mac software package does not yet support the advanced media features of the DivX format.

DivX community codec (for Mac OS).   In its Mac OS version, the DivX community codec is a QuickTime component. This allows users to create and play high-quality DivX videos using any application designed to use the QuickTime multimedia architecture built into the Mac OS operating system.

DivX Player (for Mac OS).   The DivX Player is a software application that plays video content created using any version of the DivX video technology. The DivX Player for Mac also allows users to burn video to disc through the Finder for playback on other devices and integrates with the DivX Converter to let users convert videos in other formats to DivX.

DivX Web Player (for Mac OS).   Our DivX Web Player for Mac OS is functionally equivalent to the Windows version.

DivX Content Uploader (for Mac OS).   Our DivX Content Uploader for Mac OS is functionally equivalent to the Windows version.

DivX Pro for Mac bundle.   Our DivX Pro for Mac bundle includes all of the components of the DivX for Mac bundle as well as Mac OS versions of the DivX Converter application and the DivX Pro video codec.

Technology licensing for independent software vendors and consumer hardware device manufacturers

Software development kits.   We typically make our technologies available to partners via software development kits. For hardware licensees, we have “decode” and “encode” software development kits that enable hardware partners to build DivX playback and creation support, respectively, into their products. For software licensees, we offer several software development kits that allow software vendors to build DivX playback and creation support into their products.

Certification Programs.   Integrated circuit manufacturers, original design manufacturers, original equipment manufacturers and software vendors are required to have their products certified prior to being marketed as DivX Certified or DivX Ultra Certified products. For example, integrated circuit manufacturers typically receive a software development kit and certification kit from us, which they use to design a DivX Certified integrated circuit. Manufacturers may distribute those integrated circuits to DivX-licensed original equipment manufacturers and original design manufacturers for inclusion in DivX Certified devices only after those integrated circuits are certified. Similarly, original design manufacturers, original equipment manufacturers and software vendors must have their products certified prior to being marketed as DivX Certified products. We currently offer the following certification programs:

DivX Certified

The DivX Certified Program certifies hardware devices and software applications for the creation and playback of DivX video. DivX Certified hardware devices support playback of all versions of DivX video, while DivX Certified software applications support the conversion of digital video into the high-quality, highly-compressed DivX media format.

Profiles for DivX Certified Products

Hardware devices may be certified under the DivX Certified Home Theater, Portable or Handheld profiles. DivX Certified software applications support the conversion of digital video into the Home Theater, Portable, Handheld and High Definition profiles.

DivX Ultra Certified

The DivX Ultra Certified Program is a premium certification level that certifies hardware devices and software applications for the creation and playback of high-quality DivX video with advanced features such as motion menus, subtitles, chapter points and alternate audio tracks. DivX Ultra Certified devices support playback of all versions of DivX video, including DivX video with advanced features. DivX Ultra Certified software applications support the conversion of digital video into the high-quality, highly-compressed DivX media format as well as the creation of video with advanced features.

Profiles for DivX Ultra Certified Products

Hardware devices may be certified under the DivX Ultra Certified Home Theater or High Definition profiles. DivX Ultra Certified software applications support the conversion of digital video into the Home Theater, Portable, Handheld and High Definition profiles.

DivX Certified Recorder/Encoder

The DivX Certified Recorder/Encoder Program certifies hardware devices to record video directly in the DivX media format. DivX Certified Recorder/Encoder devices create DivX video that is compatible with all DivX Certified and DivX Ultra Certified products.

Open Video System

Our Open Video System is a complete hosted service that allows content creators to deliver high-quality DivX video content over the Internet. We use our Open Video System to provide content and service providers with encoding services, content storage and distribution services, and use of our DivX media format and digital rights management technology. Using the Open Video System, a content service provider can launch its own web store and sell content online.

Stage6.com

We recently launched Stage6.com, our online video community website. Stage6.com provides a forum where users can discover both professionally produced and user-generated video content, and upload and publish their own video content on the website. We also expect Stage6.com to provide opportunities for online advertising and monetization of video content.

Sales and marketing

Our sales and marketing team markets our technologies to a wide range of integrated circuit manufacturers, original design manufacturers, original equipment manufacturers and software developers on a worldwide basis. In addition, members of this team market our products to various consumer segments at industry tradeshows such as CES and CeBIT, and engage in partner and retailer training, product marketing, sales support and partner co-marketing programs. Members of our sales and marketing team also focus on content and distribution partnerships, co-marketing transactions, advertising partnerships, brand and product marketing, electronic software distribution, business operations and marketing programs. As of December 31, 2006, our sales and marketing team included 108 full-time employees based in 12 countries.

Product development

We incurred product development costs of approximately $7.0 million, $10.3 million and $15.4 million in fiscal years 2004, 2005 and 2006 respectively, representing 43%, 31% and 26%, respectively, of total net revenue. Our product development team is based out of our headquarters in San Diego, California. As of December 31, 2006, this team consisted of 111 full-time employees dedicated to product development and product management, 91 of which were engineers and 20 of which were product managers.

Our product development team focuses on building our technologies into products that meet the needs of our consumers. This team identifies, investigates and analyzes new long-term opportunities, shapes our technology strategy and provides support for internally developed and externally acquired technologies. Our product development team builds the platform technologies upon which our products are based and conducts our applied research in developing and improving technologies to compress, secure and distribute digital video.

Competition

We face significant competition in the digital media markets in which we operate. We believe that our most significant competitive threat comes from companies that have the collective financial, technical and other resources to develop the technologies, services, products, and partnerships necessary to create a digital media ecosystem that can compete with the DivX ecosystem. Those potential competitors currently include Apple Computer, Google, Microsoft, News Corporation, Sony and Yahoo!.

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

Our proprietary technologies also compete with other video compression technologies, including other implementations of MPEG-4 or implementations of H.264/AVC. A number of companies such as Adobe Systems, Google, Microsoft, On2 Technologies and RealNetworks offer other competing video formats.

We believe that the principal competitive factors that affect our digital media ecosystem include some or all of the following:

•       quality and reliability of products and services;

•       technology performance, flexibility and range of application;

•       timeliness and relevance of new product introductions;

•       the ability to address the needs of all the constituents in the ecosystem;

•       platform neutrality;

•       brand recognition and reputation;

•       relationships with film producers and distributors as well as semiconductor and consumer hardware device manufacturers; and

•       price.

We believe that we compete favorably on the factors described above. However, our industry is evolving rapidly and is becoming increasingly competitive. Larger, more established businesses are increasingly participating in the markets in which our products and technologies compete, and we cannot assure you that we will continue to compete favorably on these or any other factors.

Some of our current or future competitors may have significantly greater financial, technical, marketing and other resources than we do, may enjoy greater name recognition than we do, or may have more experience or advantages than we have in the markets in which they compete. For example, companies such as Apple Computer, Amazon.com, Google, Microsoft, Sony and Yahoo! may have competitive advantages over us because of their greater size and resources and the strength of their respective brand names. In addition, some of our current or potential competitors, such as Apple Computer, Dolby Laboratories, Microsoft and Sony, may be able to offer integrated system solutions in certain markets for entertainment technologies, including audio, video and rights management technologies related to personal computers or the Internet, which could make competing products and technologies that we develop unnecessary. By offering an integrated system solution, these potential competitors also may be able to offer competing products and technologies at lower prices than our products and technologies. Further, many of the consumer hardware and software products that include our technologies also include technologies developed by our competitors. As a result, we must continue to invest significant resources in product development to enhance our technologies and our existing products and introduce new high-quality technologies and products to meet the wide variety of such competitive pressures.

Intellectual property

To protect our proprietary rights, we rely on a combination of trademark, copyright, patent, trade secret and other intellectual property laws, employment, confidentiality and invention assignment agreements with our employees and contractors, and confidentiality agreements and protective contractual provisions with our partners, licensees and other third parties.

Trademarks.   As of December 31, 2006, we had 23 trademark registrations and 63 pending trademark applications in the U.S. and 32 other countries for a variety of word marks, logos and slogans. Our trademarks are an integral part of our licensing program. Licensees are allowed to place our trademarks on their products to inform customers that their products incorporate our technology and meet our quality specifications only if such products have been DivX Certified. We also require that our licensees adhere to detailed branding guidelines to ensure that usage of our trademarks and logos are consistent and uphold our image. Our trademarks include, among others, DivX, DivX Certified and Stage6.

Copyrights.   We have a significant amount of copyright-protected materials, including among other things, software, codecs and textual material. As an additional layer of protection to the common law copyrights we own in our software and other materials, we have also obtained U.S. copyright registrations on 20 software products as of December 31, 2006.

Patents.   As of December 31, 2006, we had one issued U.S. patent. We are in the process of applying for additional patent coverage for various aspects of our technology, including technologies for digital rights management, digital media formats, mobile content delivery, connected devices and video encoding and decoding. As a result, as of December 31, 2006, we had 32 U.S. and international patent applications on file relating to various aspects of our technology.

Other proprietary rights.   Many of our consumer hardware licensees and other partners have contractually recognized our proprietary rights in the file identifiers that identify video content files as encoded using our codec. For instance, a video file encoded using our codec may be identified with a “DIVX” code that can be read and recognized by a consumer hardware device or PC video player. Such consumer hardware licensees and partners have also contractually agreed to limit playback of such “DIVX”-identified files to devices that incorporate our technologies. These contractual agreements enable us to differentiate DivX devices and video files from non-DivX devices and video files.

In addition, we also seek to maintain certain intellectual property and proprietary know-how as trade secrets, and generally require our partners to execute non-disclosure agreements prior to any substantive discussions or disclosures of our technology.

MPEG LA technology license.   We have entered into a license agreement with MPEG LA, effective January 2000, under its MPEG-4 Part 2 Visual Patent Portfolio. Under this license agreement, we have a royalty-bearing, worldwide, non-exclusive sublicense of certain patents licensed to MPEG LA relating to MPEG-4 technology. The current version of our video codec incorporates technologies implementing a portion of the MPEG-4 video standard. Our license agreement with MPEG LA will expire on December 31, 2008, unless the agreement is earlier terminated. We may terminate the license agreement for any reason by providing 30 days prior written notice to MPEG LA. Upon expiration, the license agreement may be renewed for successive five year periods upon notice of renewal to us by MPEG LA. For the full years 2004, 2005 and 2006, we paid $1.0 million, $2.0 million and $2.5 million to MPEG LA under this license agreement.

Government regulation

We are subject to a number of foreign and domestic laws that affect companies conducting business on the Internet. In addition, because of the increasing popularity of the Internet and the growth of online services, laws relating to user privacy, freedom of expression, content, advertising, information security and intellectual property rights are being debated and considered for adoption by many countries throughout the world.

We are also subject to a number of foreign and domestic laws and regulations that affect companies that import or export software and technology, including encryption technology, such as the U.S. export control regulations as administered by the U.S. Department of Commerce.

In the U.S., online service providers have been subject to claims of defamation, libel, invasion of privacy and other data protection claims, tort, unlawful activity, copyright or trademark infringement, or other theories based on the nature and content of the materials searched and the ads posted or the content generated by users. In addition, several other federal laws could have an impact on our business. For example, the Digital Millennium Copyright Act has provisions that limit, but do not eliminate, our liability for listing or linking to third-party websites that include materials that infringe copyrights or other rights, so long as we comply with the statutory requirements of this act. The Child Online Protection Act and the

Children’s Online Privacy Protection Act restrict the distribution of materials considered harmful to children and impose additional restrictions on the ability of online services to collect information from minors. In addition, the Protection of Children from Sexual Predators Act of 1998 requires online service providers to report evidence of violations of federal child pornography laws under certain circumstances.

In addition, the application of existing laws regulating or requiring licenses for certain businesses of our advertisers can be unclear. Existing or new legislation could expose us to substantial liability and restrict our ability to deliver services to our users. We also face risks from legislation that could be passed in the future.

We are also subject to international laws associated with data protection in Europe and elsewhere and the interpretation and application of data protection laws is still uncertain and in flux. In addition, because our services are accessible worldwide, foreign jurisdictions may claim that we are required to comply with their laws.

Employees

As of December 31, 2006, we employed 258 full-time employees, including full-time equivalents. None of our employees is subject to a collective bargaining agreement. We consider our relationship with our employees to be good.

Executive Officers of the Registrant

Our executive officers serve at the discretion of the Board. The names of our executive officers and their ages, titles, and biographies as of December 31, 2006 are set forth below:

Name	Age	Position
R. Jordan Greenhall	35	CEO and Chairman of the Board of Directors
Kevin Hell	42	CXO, Partners and Licensing
David J. Richter	38	GC, Legal and Corporate Development
Chris Russell	40	CTO, Strategy and Technology
John A. Tanner	48	CFO, Finance and Administration
Darrius Thompson	33	CXO, Community and Internet

R. Jordan Greenhall is a co-founder of DivX and has served as our CEO and Chairman of the Board of Directors since August 2000. Mr. Greenhall is responsible for our corporate strategy and overall strategic direction. From January 1999 to June 1999, Mr. Greenhall was Vice President at MP3.com, a digital media company, where he was responsible for developing and implementing the company’s business and content development model. From July 1999 to January 2000, Mr. Greenhall served as a Strategic Consultant with INTERVU, a premiere streaming media services provider. Mr. Greenhall received a J.D., magna cum laude, from Harvard Law School and a B.A., summa cum laude, from Texas A&M University.

Kevin Hell has served as our CXO, Partners and Licensing since April 2006. From November 2004 to April 2006, Mr. Hell served as our Chief Operating Officer. From November 2002 to November 2004, Mr. Hell served as our Chief Marketing Officer and Managing Director. Mr. Hell has executive responsibility for our technology licensing worldwide. From July 2001 to May 2002, Mr. Hell served as Senior Vice President of Product Management in the Solutions Group of Palm, a handheld solutions company. From May 1999 to May 2001, Mr. Hell was Vice President of the Connected Home division and Vice President of Corporate Strategy at Gateway Computer, a personal computer manufacturing company. From May 1991 to May 1999, Mr. Hell worked in the Los Angeles office of the Boston Consulting Group, a management consulting firm. Mr. Hell received an M.B.A. from The Wharton School, and a master’s degree in Aeronautics and Astronautics and a B.S. in Mechanical Engineering from Stanford University.

David J. Richter has served as our GC, Legal and Corporate Development since April 2006. From May 2004 to April 2006, Mr. Richter served as our General Counsel and, in addition, from January 2005 through April 2006, as our Senior Vice President, Corporate Development. Mr. Richter is responsible for our legal and corporate development efforts. Previously, Mr. Richter worked at Maveron, a venture capital firm, as a Principal from January 2002 through March 2004 and as Director, Business Development from July 2000 through December 2001. Mr. Richter received a J.D. from Yale Law School and a B.A. in Government from Cornell University.

Chris Russell has served as our CTO, Strategy and Technology since April 2006. From September 2005 to April 2006, Mr. Russell served as our Vice President and General Manager, Technology and Strategy. From January 2005 to September 2005, Mr. Russell served as our Vice President of Advanced Technology. Mr. Russell is responsible for our platform technology development and long-term technology strategy. From July 2002 to January 2005, Mr. Russell served as Vice President with the Motion Picture Association of America, or MPAA, an association advocating for the motion picture, home video, and television industries. From July 2001 to July 2002, Mr. Russell served as Chief Technology Officer for Information Technology Alliance, a managed security services company. From June 1996 to December 1998, Mr. Russell served as Director of Software Engineering, and from December 1998 to July 2001 as Vice President of Technology, with Sony Pictures Entertainment, an entertainment company. Mr. Russell received an M.B.A. from Pepperdine University and a B.S. in Computer Science from California State Polytechnic University, Pomona.

John A. Tanner has served as our CFO, Finance and Administration since April 2006. From November 2004 to April 2006, Mr. Tanner served as our Executive Vice President and Chief Financial Officer. Mr. Tanner is responsible for executing the financial and administrative aspects of our strategic and tactical goals, and for supplying related support to our operations. From November 2000 to November 2004, Mr. Tanner pursued a variety of personal interests. From November 1997 to November 2000, Mr. Tanner served as Chief Financial Officer, in addition to other senior executive capacities, including most recently as President of International Operations, with AdForce, an online advertising service provider. From October 1995 to November 1997, Mr. Tanner served in senior financial roles, most recently as Vice President and Controller, at Network Computing Devices, a computing solutions provider. From July 1990 to October 1995, Mr. Tanner worked in various key financial positions at Aspect Communications, a telecommunications solutions provider, most recently as Corporate Planning and Reporting Manager. Mr. Tanner received a B.A. in English from San Jose State University.

Darrius Thompson is a co-founder of DivX and has served as our CXO, Community and Internet since April 2006. From September 2000 to April 2006, Mr. Thompson served in a variety of management positions, most recently as our General Manager, Strategy and Platform Technology. Mr. Thompson has responsibility for consumer products and Internet services. From June 1998 to October 2000, Mr. Thompson served as a strategic technology analyst with Optimark Technologies, a trading solutions company. From April 1991 to April 1996, Mr. Thompson served in the U.S. Navy, most recently as a medic on detachment to the Marine Corps’ 1st Reconnaissance Battallion.

Item 1A.                Risk Factors

The following risk factors and other information included in this Annual Report should be carefully considered. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we presently deem less significant may also impair our business operations. If any of the following risks comes to fruition, our business, financial condition, results of operations and future growth prospects would likely be materially and adversely affected.

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

•       DVD players;

•       DVD recorders;

•       network connected DVD players;

•       high definition DVD players;

•       portable media players;

•       digital still cameras;

•       digital camcorders;

•       mobile handsets;

•       digital media software applications;

•       smart TVs;

•       home media centers;

•       set-top boxes; and

•       video game consoles.

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

Our proprietary technologies also compete with other video compression technologies, including other implementations of MPEG-4 or implementations of H.264/AVC. A number of companies such as Adobe Systems, Google, Microsoft, On2 Technologies and RealNetworks offer other competing video formats.

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

We are dependent on the sale by our licensees of consumer hardware and software products that incorporate our technologies. Our top 10 licensees by revenue accounted for approximately 50% of our total net revenues during 2006, and a reduction in revenues from those licensees or a loss of one or more of our key licensees would adversely affect our licensing revenue.

We derive most of our revenue from the licensing of our technologies to consumer hardware device manufacturers, software vendors and consumers. We derived 75%, 82% and 80% of our total net revenues from licensing our technology in the fiscal years 2004, 2005 and 2006, respectively. One or a small number of our licensees generally represents a significant percentage of our technology licensing revenues. For example, in the fiscal years 2005 and 2006, Philips accounted for approximately 13% and less than 10%, respectively, of our total net revenues, LG Electronics accounted for less than 10% and approximately 10%, respectively, of our total net revenues, and our top 10 licensees by revenue accounted for approximately 41% and 50%, respectively, of our total net revenues. Our technology licensing revenues are particularly dependent upon our relationships with consumer hardware device manufacturers such as Philips and Samsung, and software developers such as Sonic Solutions. We cannot control these manufacturers’ and software developers’ product development or commercialization efforts or predict their success. Our license agreements typically require manufacturers of consumer hardware devices and software vendors to pay us a specified royalty for every shipped consumer hardware or software product that incorporates our technologies, but many of these agreements do not require these manufacturers to guarantee us a minimum royalty in any given period. Accordingly, if our licensees sell fewer products incorporating our technologies, or otherwise face significant economic difficulties, our licensing revenues will be adversely affected. Our license agreements are generally for two years or less in duration, and a significant number of these agreements are scheduled to expire in 2007. Specifically, our agreement with Philips, under which Philips is obligated to pay us a minimum of $11 million over the two year term of the agreement, expires on June 30, 2007. Philips is under no obligation to renew this agreement. Upon expiration of their license agreements, manufacturers and software developers may not renew their agreements or may elect not to enter into new agreements with us on terms as favorable as our current agreements.

Revenues under our software distribution and promotion agreement with Google represented approximately 15% and 18% of our total net revenues in the fiscal years 2005 and 2006, respectively. A termination of our software distribution and promotion agreement with Google or our failure to renew or replace this agreement would significantly decrease our revenues.

We rely on our relationship with Google for a significant portion of our revenue and we cannot guarantee that the revenue from Google will remain available to us. Revenues under the Google software distribution and promotion agreement represented approximately 15% and 18% of our total net revenues in the fiscal years 2005 and 2006, respectively. We agreed with Google to include and distribute the Mozilla Firefox Browser and certain related Google software products with our software products. Google pays us fees based on the number of downloads or activations of the included software by consumers. Any decline in the popularity of either our products or Google’s products among consumers or market saturation by these products could result in a decrease in revenue under this agreement. If we fail to achieve certain minimum distribution commitments for specific periods described in the agreement, the revenue we derive for such periods will be reduced, and Google may terminate the agreement. Our ability to continue to generate revenues under the agreement is further limited by a cap on the total amounts payable by Google under the agreement, after which Google is relieved of its obligations to pay us. If our revenues under the agreement exceed this cap our revenues in subsequent periods may decrease. This agreement expires upon the earlier of December 31, 2007 or the date upon which we reach the cap on the total amounts payable by Google to us under the agreement, and Google is under no obligation to renew this agreement. If, upon the expiration of our agreement with Google, we fail to enter into a new agreement with Google or a similar partner on substantially the same or more favorable terms, our revenues would significantly decrease.

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

Our licensing revenues are generated primarily from consumer hardware device manufacturers and software vendors who license our technologies and incorporate them into their products. Under these arrangements, these licensees typically pay us a specified royalty for every consumer hardware or software product they ship that incorporates our technologies. We rely on our licensees to accurately report the number of units shipped. We calculate our license fees, prepare our financial reports, projections and budgets, and direct our sales and technology development efforts based in part on these reports. However, it is often difficult for us to independently determine whether or not our licensees are reporting shipments accurately. This is especially true with respect to software incorporating our technologies because software can be copied relatively easily and we often do not have ways to readily determine how many copies have been made. Licensees in specific countries, including China, have a history of underreporting or failing to report shipments of their products that incorporate our technologies. Most of our license agreements permit us to audit our licensees’ records, but audits are generally expensive and time consuming. We have initiated, and intend to initiate, audits with certain of our licensees to determine whether their shipment reports for past periods were accurate. Such audits could harm our relationships with our licensees or may result in the cancellation or termination of our agreements with such licensees. In addition, the license agreements that we have entered into with most of our licensees impose restrictions on our audit rights, such as limitations on the number of audits we may conduct. To the extent that our licensees understate or fail to report the number of products incorporating our technologies that they ship, we will not collect and recognize revenue to which we are entitled. Alternatively, we have experienced limited instances in which a customer has notified us that it previously reported and paid royalties on units in excess of what the customer actually shipped. In such cases, the customer requested, and we granted, a credit for the excess royalties paid. If a similar event occurs in the future, we may be required to record the credit as a reduction in revenue in the period in which it is granted, and such a reduction could be material.

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

We have offices in five foreign countries as well as sales staff in six other foreign countries, and we are dedicating a significant portion of our sales efforts in countries outside North America. We are dependent on international sales for a substantial amount of our total revenues. For the fiscal years 2004, 2005 and 2006, our sales outside North America comprised 63%, 78% and 76%, respectively, of our total revenues. We expect that international sales will continue to represent a substantial portion of our revenues for the foreseeable future. These future international revenues will depend to a large extent on the continued use and expansion of our technologies in entertainment industries worldwide. Increased worldwide use of our technologies is also an important factor in our future growth.

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

We currently have direct license relationships with over 50 consumer hardware device manufacturers located in China. In addition, a number of the original equipment manufacturers that license our technologies utilize captive or third-party manufacturing facilities located in China. We expect this to continue in the future as consumer hardware device manufacturing in China continues to increase due to its lower manufacturing cost structure as compared to other industrialized countries. As a result, we face many risks in China, in large part due to China’s historically limited recognition and enforcement of contractual and intellectual property rights. In particular, we have experienced, and expect to continue to experience, problems with China-based consumer hardware device manufacturers underreporting or failing to report shipments of their products that incorporate our technologies, or incorporating our technologies or trademarks into their products without our authorization or without paying us licensing fees. We may also experience difficulty enforcing our intellectual property rights in China, where intellectual property rights are not as respected as they are in the United States, Japan and Europe. Unauthorized use of our technologies and intellectual property rights may dilute or undermine the strength of our brand. Further, if we are not able to adequately monitor the use of our technologies by China-based consumer hardware device manufacturers, or enforce our intellectual property rights in China, our revenue potential could be adversely affected.

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

Growth in our revenue over the past several years has been the result, in large part, of the rapid growth in sales of DVD players incorporating our technologies. For the fiscal years 2004, 2005 and 2006, we derived approximately 55%, 71% and 72%, respectively, of our total revenues from technology licensing to consumer hardware device manufacturers, a majority of which are derived from sales of DVD players incorporating our technologies. However, as the markets for DVD players mature, we do not expect sales of DVD players to continue to grow as quickly as they have in the past. To the extent that sales of DVD players level off or decline, our licensing revenue will be adversely affected. In addition, if new technologies are developed for use with DVDs or new technologies are developed that substantially compete with or replace DVDs as a dominant medium for consumer video entertainment such as high definition DVD or Blu-ray Disc, and if we are unable to develop and successfully market technologies that are incorporated into or compatible with such new technologies, our ability to generate revenues will be adversely affected.

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

As of December 31, 2006 we had 258 full-time employees, including full-time equivalents. We will need to continue to expand our managerial, operational, financial and other resources to manage our business, including our relationships with key customers and licensees. Our current facilities and systems will not be adequate to support this future growth. We will require additional office space to accommodate our growth. Additional office space may not be available on commercially reasonable terms and may result in a disruption of our corporate culture. Our need to effectively manage our operations, growth and various projects requires that we continue to improve our operational, financial and management controls, reporting systems and procedures and to attract and retain sufficient numbers of talented employees. We may be unable to successfully implement these tasks on a larger scale, which could prevent us from executing our business strategy.

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

We have entered into, and expect to continue to enter into, arrangements for third-party products, services, content or advertising to be offered in connection with Stage6.com and our content distribution offerings. These arrangements may involve the distribution of digital content owned by third parties, which may subject us to third party claims related to such products, services, content or advertising, including defamation, violation of privacy laws, misappropriation of publicity rights, violation of United States federal CAN-SPAM legislation, and infringement of intellectual property rights. We require users of Stage6.com to agree to terms of use that prohibit, among other things, the posting of content that violates third party intellectual property rights, or that is obscene, hateful or defamatory. We have implemented, or plan to implement, procedures to enforce such terms of use, including taking down content that violates our terms of use that we have received notification of, or that we are aware of, and/or blocking access by, or terminating the accounts of, users determined to be repeat violators of our terms of use. Despite these measures, we cannot guarantee that such unauthorized content will not exist on our website, that these procedures will reduce our liability with respect to such unauthorized third party conduct or content, or that we will be able to resolve any disputes that may arise with content providers or users regarding such conduct or content, Our agreements with these parties may not adequately protect us from these potential liabilities. Investigating and defending any of these types of claims is expensive, even if the claims do not result in liability. If any of these claims results in liability, we could be required to pay damages or other penalties.

We may be subject to assessment of sales taxes and other taxes for our licensing of technology or sale of products.

We do not currently directly collect sales taxes or other taxes on the licensing of our technology, the sale of our products over the Internet, or our distribution of content. Although we have evaluated the tax requirements of certain major tax jurisdictions with respect to the licensing of our technology or the sale of our products over the Internet, in the past we have licensed or sold, and in the future we may license or sell, our technologies or products to consumers located in jurisdictions where we have not evaluated the tax consequences of such license or sale. We would incur substantial costs if one or more taxing jurisdictions required us to collect sales or other taxes from past licenses of technology or sales or distributions of our products or content over the Internet, particularly because we would be unable to go back to customers to collect sales, value added or other taxes for past licenses, sales or distributions and would likely have to pay such taxes out of our own funds. Certain of our licensing agreements require our partners to pay taxes to applicable taxing jurisdictions as a result of the sale of products that incorporate our technologies. If our licensees fail to pay such taxes, we may become liable for the payment of such taxes.

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

Failure to comply with applicable current and future government regulations could limit our ability to license our technologies, sell our products or distribute content, and expose us to additional costs and liabilities.

Our operations and business practices are subject to federal, state and local government laws and regulations, as well as international laws and regulations, including those relating to import or export of technology and software, distribution or censorship of content, use of encryption or other digital rights management software and consumer and other safety-related compliance for electronic equipment. Any failure by us to comply with the laws and regulations applicable to us or our technologies, products or our distribution of content could result in our inability to license those technologies, sell those products, or distribute content, additional costs to redesign technologies, products or our methods for distribution of content to meet such laws and regulations, fines or other administrative, civil or criminal liability or actions by the agencies charged with enforcing compliance and, possibly, damages awarded to persons claiming injury as the result of our non-compliance. Changes in or enactment of new statutes, rules or regulations applicable to us could have a material adverse effect on our business.

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

As part of our business strategy, we may acquire technologies and businesses that we believe will contribute to our business. Although we evaluate possible acquisition of technologies and businesses on an ongoing basis, we are not currently a party to any agreements or commitments with respect to any such acquisitions. Future acquisitions, however, may entail numerous operational and financial risks including:

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

We expect our operating results to be subject to quarterly fluctuations. The revenues we generate and our operating results and the market price of our common stock will be affected by numerous factors, including:

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

We incurred net losses from our inception through June 30, 2005. While we were profitable during the fiscal years 2005 and 2006, as of December 31, 2006 we had an accumulated deficit of approximately $3.0 million. We may not generate sufficient revenue to be profitable on a quarterly or annual basis in the future. In addition, we devote significant resources to developing and enhancing our technology and to selling, marketing and obtaining content for our technologies and products. We expect our operating expenses to increase, as we, among other things:

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

Companies in the technology and entertainment industries own large numbers of patents, copyrights, trademarks and trade secrets and they frequently commence litigation based on allegations of infringement or other violations of intellectual property rights, including those relating to digital media standards such as  MPEG-4, H.264, MP3 and AAC or relating to video or music content. We have faced such claims in the past, we currently face such claims, and we expect to face similar claims in the future. For instance, we have been contacted by third parties regarding the licensing of certain patents characterized by such parties as being essential to the MPEG-4 visual standard. In this regard, AT&T has offered to license us certain patents it claims are essential to MPEG-4 and our products, and we are evaluating these claims. We have also been contacted by LG Electronics regarding a license to certain patents that LG Electronics owns and claims are related to the MPEG-4 visual standard. LG Electronics is one of our most significant customers in consumer hardware technology licensing and any dispute with LG over intellectual property rights could materially and adversely affect this important commercial relationship. In the event we determine that we need to obtain a license from AT&T or any other third party, we cannot guarantee that we would be able to obtain such license on commercially reasonable terms, if at all. We may be required to develop non-infringing alternative technologies, which could be very time consuming and expensive, and there is no guarantee that we would be successful in developing such technologies. We have also been asked by content owners to stop the display or hosting of copyrighted materials on our websites, including notices provided to us pursuant to the Digital Millennium Copyright Act. For instance, Universal Music Group has asked us to remove content posted by users of our website which it claims infringe its rights in such content. In addition, content providers may claim that we are contributorily or vicariously liable for third parties’ use of our technology or Stage6.com to infringe the content providers’ copyrights. For example, a lawsuit has been filed against us and several other defendants by a video production company asserting claims for copyright infringement and for related violations of federal and state law arising from the allegedly unlawful sale, distribution and adaptation of certain video content over the Internet. Users of our websites, including Stage6.com, are subject to terms of use that prohibit the posting of content that violates third party intellectual property rights. We have and will promptly respond to any takedown notices or complaints, including but not limited to those submitted pursuant to the Digital Millennium Copyright Act, that we are providing unauthorized access to copyrighted content by removing such content and/or any links to such content from our websites. Nevertheless, we cannot guarantee that our prompt removal of content, including removal pursuant to the provisions of the Digital Millennium Copyright Act, will prevent disputes with content providers, that infringing content will not exist on our websites, or that we will be able to resolve any disputes that may arise with content providers or users regarding such infringing content. Any intellectual property claims, with or without merit, could be time-consuming, expensive to litigate or settle and could divert management resources and attention. An adverse determination could require that we pay damages, block access to certain content, or stop using technologies found to be in violation of a third party’s rights, and could prevent us from offering our technologies, products or certain content to others. To avoid these restrictions, we may be required to seek a license for the technology or content from additional third parties. Such licenses may not be available on reasonable terms, could require us to pay significant royalties and may significantly increase our cost of revenues. The technologies or content also may not be available for license to us at all. As a result, we may be required to develop alternative non-infringing technologies, or license alternative content, which could require significant effort and expense. If we cannot license or develop technologies or content for any infringing aspects of our business, we may be forced to limit our technology or content offerings and may be unable to compete effectively with entities that offer such technology or content. In addition, from time to time we engage in disputes regarding the licensing of our intellectual property rights, including matters related to our royalty rates and other terms of our licensing arrangements. These types of disputes can be asserted by our licensees or prospective licensees or by other third parties as part of negotiations with us or in private actions seeking monetary damages or injunctive relief. Any disputes with our licensees or potential licensees or other third parties could harm our reputation and expose us to additional costs and other liabilities.

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

Some of the products we support and some of our proprietary technologies incorporate open source software such as open source MP3 codecs that may be subject to the Lesser Gnu Public License or other open source licenses. The Lesser Gnu Public License and other open source licenses typically require that source code subject to the license be released or made available to the public. Such open source licenses typically mandate that software developed based on source code that is subject to the open source license, or combined in specific ways with such open source software, become subject to the open source license. We take steps to ensure that proprietary software we do not wish to disclose is not combined with, or does not incorporate, open source software in ways that would require such proprietary software to be subject to an open source license. However, few courts have interpreted the Lesser Gnu Public License or other open source licenses, and the manner in which these licenses may be interpreted and enforced is therefore subject to some uncertainty. In addition, we rely on multiple software programmers to design our proprietary products and technologies. Although we take steps to ensure that our programmers do not include open source software in products and technologies we intend to keep proprietary, we do not exercise complete control over the development efforts of our programmers and we cannot be certain that our programmers have not incorporated open source software into products and technologies we intend to keep proprietary. In the event that portions of our proprietary technology are determined to be subject to an open source license, or are intentionally released under an open source license, we could be required to publicly release the relevant portions of our source code, which could reduce or eliminate our ability to commercialize our products and technologies.

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

Shares of our common stock are relatively illiquid.

As of March 20, 2007, we had 33,193,463 shares of common stock outstanding, excluding 404,561 shares subject to repurchase. As a result of our relatively small public float, our common stock may be less liquid than the stock of companies with broader public ownership. Among other things, trading of a relatively small volume of our common stock may have a greater impact on the trading price for our shares than would be the case if our public float were larger.

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

Our executive officers, directors and their affiliates beneficially own approximately 41.9% of our common stock as of March 20, 2007. As a result, these stockholders, acting together, are able to effectively control all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. The interests of this group of stockholders may not always coincide with our interests or the interests of other stockholders, and they may act in a manner that advances their best interests and not necessarily those of other stockholders.

Future sales of our common stock may cause our stock price to decline.

As of March 20, 2007, there were 33,193,463 shares of our common stock outstanding. Excluding 404,561 shares subject to repurchase, substantially all of these shares became eligible for sale in the public market upon expiration of lock-up agreements on March 20, 2007, although 17,045,289 of these shares were held by directors, executive officers and other affiliates and will be subject to volume limitations under Rule 144. In addition, as of March 20, 2007 we had outstanding warrants to purchase up to 550,005 shares of common stock that, if exercised, will result in these additional shares becoming available for sale. A large portion of these shares and warrants are held by a small number of persons and investment funds. Sales by these stockholders or warrantholders of a substantial number of shares could significantly reduce the market price of our common stock. Moreover, the holders of 15,560,738 shares of common stock at March 20, 2007 have rights, subject to some conditions, to require us to file registration statements covering the shares they currently hold or may acquire upon exercise of the warrants, or to include these shares in registration statements that we may file for ourselves or other stockholders.

We have registered all common stock that we may issue under our 2000 Stock Option Plan, our 2006 Equity Incentive Plan, or 2006 Plan, and our 2006 Employee Stock Purchase Plan, or 2006 Purchase Plan. As of December 31, 2006, an aggregate of approximately 7,005,086 shares of our common stock were reserved for future issuance under these plans, and the share reserve under our 2006 Plan and our 2006 Purchase Plan are subject to automatic annual increases in accordance with the terms of the plans. These shares can be freely sold in the public market upon issuance. If a large number of these shares are sold in the public market, the sales could reduce the trading price of our common stock and impede our ability to raise future capital.

Item 2.                        Properties

We lease approximately 47,000 square feet of space for our headquarters in San Diego, California under an agreement that expires in March 2009. We also lease additional offices in San Jose, California, Jundiai, Brazil, Boulogne, France, Taipei, Taiwan, Gyonggi-do, Korea and Tokyo, Japan. We have also recently executed a lease for approximately 30,000 square feet of additional space in San Diego that expires in July 2008, and which we believe will accommodate our anticipated growth through 2007.

Item 3.                        Legal Proceedings

We are involved in various legal proceedings from time to time arising from the normal course of business activities, including claims of alleged infringement of intellectual property rights, commercial, employment and other matters. In our opinion, resolution of these proceedings is not expected to have a material adverse effect on our operating results or financial condition. However, it is possible that an unfavorable resolution of one or more such proceedings could materially affect our future operating results or financial condition in a particular period.

Item 4.                        Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our security holders during the fourth quarter of 2006.

PART II

Item 5.                        Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed on the Nasdaq Global Market under the symbol “DIVX”. As of March 20, 2007, there were approximately 245 shareholders of record. We believe that the number of beneficial owners is substantially greater than the number of record holders because a large portion of our common stock is held of record through brokerage firms in “street name.”

We have not paid any cash dividends on our common stock and do not anticipate paying any cash dividends in the foreseeable future. The high and low sales prices of our common stock from September 21, 2006, the date of our initial public offering, through December 31, 2006 were as follows:

	Sales Prices
	High	Low
2006:
Fourth quarter	$31.89	$20.18
Third quarter	25.21	16.00

The above quotations reflect inter-dealer prices, without retail markup, markdown or commission and may not necessarily represent actual transactions.

Unregistered Sales of Equity Securities

In March 2006, we issued an aggregate of 104,475 shares of our common stock at an aggregate value of $685,356, to a group of individuals in connection with our acquisition of certain assets previously held by those individuals and a general partnership of which they were partners. The issuance of the securities described above was deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act in that the issuance of securities to the recipients did not involve a public offering. The recipients of securities in the above described transaction acquired the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the securities issued in these transactions. Each of the recipients of securities in the above described transaction was an accredited or sophisticated person and had adequate access, through employment, business or other relationships, to information about us.

From January 1, 2006 through September 21, 2006, the date of our initial public offering, we issued and sold 554,211 shares of our common stock that were not registered under the Securities Act of 1933, as amended, to our employees, consultants and non-employee directors upon the exercise of options for aggregate cash consideration of $406,427.64. From January 1, 2006 through September 21, 2006, the date of our initial public offering, we granted options to our employees, consultants and non-employee directors to purchase 772,747 shares of common stock at a weighted average exercise price of $5.83 per share. These securities were issued prior to our initial public offering in reliance upon the exemption from registration provided in Rule 701 promulgated under the Securities Act of 1933, as amended.

During the year ended December 31, 2006, we issued and sold 34,970 shares of our common stock that were not registered under the Securities Act of 1933, as amended, upon the net exercise of warrants and 44,731 shares of our common stock that were not registered under the Securities Act of 1933, as amended, upon the exercise of warrants for aggregate cash consideration of $208,000. These shares of common stock were issued in reliance upon the exemption from registration provided in Section 4(2) of the Securities Act of 1933, as amended, and/or Regulation D promulgated thereunder.

Purchases of Equity Securities by the Company

Pursuant to the terms of our 2000 Stock Option Plan, options may typically be exercised prior to vesting. We have the right to repurchase unvested shares from our employees and consultants upon their termination, and it is generally our policy to do so. The following table provides information with respect to purchases made by us of shares of our common stock during the three month period ended December 31, 2006:

	Total Number	Average Price	Total Value
	of Shares	Paid per	Paid by
Period — 2006	Purchased (1)	Share	Company
October 1 - December 31	10,925	$0.2226	$2,431.44

(1)          All shares were originally purchased from us by employees and consultants pursuant to exercises of unvested stock options. During the months listed above, we routinely repurchased the shares from our employees and consultants upon their termination of employment pursuant to our right to repurchase unvested shares at the original exercise price under the terms of our Stock Plans and the related stock option agreements.

Stock Performance Graph

The following stock performance graph and related information shall not be deemed “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act or Exchange Act, except to the extent that we specifically incorporate it by reference into such filing.

The following stock performance graph compares total stockholder returns for DivX, Inc. from the date of our initial public offering through  December 31, 2006 against the Russell 2000 Index and a peer group comprising DTS, Inc., Dolby Laboratories, Inc., RealNetworks, Inc., Adobe Systems Incorporated, and Google Inc., assuming a $100 investment made on September 22, 2006. Each of the two comparative measures of cumulative total return assumes reinvestment of dividends. The stock performance shown on the graph below is not necessarily indicative of future price performance.

COMPARISON OF CUMULATIVE TOTAL RETURN*
Among DivX, Inc., The Russell 2000 Index
and a Peer Group

*                    $100 invested on 9/22/06 in stock or index-including reinvestment of dividends.

Fiscal year ending December 31.

Item 6.                        Selected Financial Data

The following selected financial data has been derived from our audited consolidated financial statements and the related notes. This information should be read in conjunction with Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and with our consolidated financial statements and the related notes set forth at the pages indicated in Item 15(a)(1) of this Report.

	Fiscal Year
	2002	2003	2004	2005	2006
	(in thousands, except per share amounts)
Income Statement Data:
Net revenues	$2,694	$7,746	$16,351	$33,047	$59,325
Gross profit	1,479	5,846	12,849	29,391	55,337
(Loss) income from operations	(3,690)	(3,643)	(3,925)	3,134	14,013
(Loss) income before income taxes	(3,729)	(3,732)	(3,970)	3,357	17,002
Net (loss) income	(3,791)	(3,933)	(4,343)	2,295	16,440
Net (loss) income per share(1):
Basic	$(1.20)	$(0.90)	$(0.82)	$—	$0.70
Diluted	$(1.20)	$(0.90)	$(0.82)	$—	$0.61
Balance Sheet Data:
Cash, cash equivalents and short-term investments	$1,831	$607	$6,934	$25,035	$148,641
Working capital (deficit)	403	(3,296)	2,147	22,348	147,019
Total assets	3,722	2,787	13,680	33,164	164,386
Long-term debt, inclusive of current portion	1,115	1,496	1,992	1,265	502
Stockholders’ equity	1,087	(2,626)	2,886	6,185	150,911

(1)          See Note 1 of Notes to Consolidated Financial Statements for an explanation of shares used in computing net income per share.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussions and analysis of our financial condition and results of our operations in conjunction with our consolidated financial statements and the notes to those statements included elsewhere in this Annual Report. This discussion contains forward-looking statements reflecting our current expectations that involve risks and uncertainties. Our actual results and the timing of events may differ materially from those contained in these forward-looking statements due to a number of factors, including those discussed in Item 1.A - “Risk Factors,” and elsewhere in this Annual Report.

Overview

We create products and services designed to improve the experience of media. Our first product offering was a video compression-decompression software library, or codec, which has been actively sought out and downloaded by consumers over 200 million times since January 2003, including over 60 million times during the last twelve months. These downloads include those for which we receive revenue as well as free downloads, such as limited-time trial versions, and downloads provided as upgrades or support to existing end users of our products. We have since built on the success of our codec with other consumer software products, including the DivX Player application, which we distribute to consumers from our website, DivX.com. We also license our technologies to consumer hardware device manufacturers and certify their products to ensure the interoperable support of DivX-encoded content. Over 70 million DivX Certified hardware devices have been shipped worldwide through December 31, 2006. Our customers include major consumer video hardware original equipment manufacturers such as Philips and Samsung. We are entitled to receive a royalty for each DivX Certified device that our customers ship. In addition to technology licensing to consumer hardware device manufacturers, we currently generate revenue from software licensing, advertising and content distribution.

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

Our technology licensing revenues are derived primarily from per-unit royalties received from original equipment manufacturers. We license our technologies to manufacturers of integrated circuits designed for consumer hardware products, as well as consumer hardware device manufacturers who have licensed our technologies for incorporation in products such as DVD players, portable media players, and digital still cameras. Our licensing arrangements typically entitle us to receive a royalty for each product unit incorporating our technologies that is shipped by our original equipment manufacturer partners. Though significantly smaller in magnitude than royalties from unit-based shipments, we also receive technology fees from integrated circuit manufacturers, original design manufacturers and original equipment manufacturers for rights to include our technologies in their products and for DivX product certifications. Because royalties are generated by the shipment volumes of our consumer hardware device customers, and because sales by consumer hardware device manufacturers are highly seasonal, we expect revenues relating to consumer hardware devices to be highly seasonal, with our second quarter revenues in any given calendar year being generally lower than any other quarter in that calendar year.

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

Advertising and product distribution revenues have generally been earned when we include third-party software products with DivX software that is available for download to consumers from our website. Presently, our only arrangement of this type is with Google, although we have had arrangements with other parties in the past. With each download of included software, consumers are offered the opportunity to install Google software. Google pays us fees for meeting certain monthly distribution commitments related to our offering of included Google software to consumers, and activations of the software by consumers. On December 7, 2006, we entered into an amendment to our arrangement with Google, which provides for an increase in the monthly distribution commitments we are required to achieve, together with an increase in the fees Google pays us for meeting those certain monthly distribution commitments. In addition, the amendment extends the term of our agreement with Google to the earlier of December 31, 2007 or the date that we reach the cap on the total amounts payable by Google to us, and provides for an increase in the amount of such cap.

We earn digital media distribution revenues by providing a hosted service through our Open Video System to content providers that allows them to download their digital media content to users via the Internet. In such cases, digital media distribution revenues are derived as a revenue-share percentage of total content sales prices. We also derive revenues by encoding third-party content into the DivX format to allow such content to be delivered more efficiently via the Internet. Revenues for digital media distribution and other services have declined slightly for each of the last three years. In the third quarter of 2006, we reported our first instance of revenue related to content distribution arrangements with consumer hardware OEMs who pay us a fee for each copy of DivX-encoded content that is encoded on physical media and bundled with their consumer hardware products. If our content licensing arrangements with consumer hardware OEMs or our online video community website, Stage6.com, are successful, our digital media distribution revenues may increase in future periods.

A small number of customers account for a significant percentage of our revenues. In 2006, two customers accounted for 20% and 10%, respectively, of our revenues. In 2005 one of these same customers accounted for 15% and a third customer accounted for 13%, respectively, of our revenues. In 2004, the same two customers as referenced in 2005 accounted for 10% and 13%, respectively, of our revenues.

We are a global company with a broad, geographically diverse market presence. We have offices in six countries, and our hardware and software products are distributed in over 150 countries and territories. We have historically generated a substantial amount of our revenues from international sales, which have grown to represent an increasingly large percentage of our overall revenues. For the years ended December 31, 2006 and 2005, our revenues outside North America comprised 76% and 78%, respectively, of our total revenues. A large portion of our total revenues come from licensing our technologies to consumer hardware device manufacturers, most of whom are located outside of North America.

Cost of revenues

Our cost of revenues consists primarily of license fees payable to providers of intellectual property that is included in our technologies. Generally, royalties are due to our third-party intellectual property providers based on when certain of our products are sold, subject to contractually agreed-upon limits. To a much lesser extent, cost of revenues also includes depreciation on certain computing equipment and related software, the compensation of related employees, Internet connectivity costs, third-party payment processing fees and allocable overhead. Although this may not be the case in the future, and although we have experienced some variability to our cost of revenue structure in the past, in general our costs of revenues have not been highly variable with revenue volumes. As a result, we generally expect our overall gross margins to fluctuate with revenues. If our online video community website, Stage6.com, and/or our content licensing arrangements with consumer hardware OEMs are successful, our associated Internet connectivity and content licensing costs may increase at a higher rate than the revenues we derive from such activities, which would reduce our gross margins.

Selling, general and administrative

The majority of selling, general and administrative expenses consists of employee compensation costs. Selling, general and administrative expense also includes marketing expenses, business travel costs, trade show costs, outside consulting fees and allocable overhead. Our headcount for selling, general, and administrative related personnel, including employees and outside contractors increased by 38 from 101 as of December 31, 2005 to 139 as of December 31, 2006. We intend to hire additional employees and outside contractors for our sales and marketing staff and to increase our selling and marketing budget in the future as we attempt to continue to raise awareness of our products and services. In addition, we expect our general and administrative expenses to increase substantially as we incur additional expenses associated with being a publicly traded company, including expenses associated with comprehensively analyzing, documenting and testing our system of internal controls and maintaining our disclosure controls and procedures as a result of the regulatory requirements of the Sarbanes-Oxley Act.

Product development

The majority of product development expenses consist of employee compensation for personnel responsible for the development of new technologies and products. Our headcount for product development related personnel, including employees and outside contractors increased by 43 from 82 as of December 31, 2005 to 125 as of December 31, 2006. Product development expense also includes bandwidth expenses, depreciation of computer and related equipment, software license fees and allocable overhead. We expect to increase our product development expenses in absolute dollars as we continue to invest in the development of our products and services. While we expect to continue to hire additional employees to meet our business needs, if permanent employees are not available for hire, we intend to use outside contractors to fulfill our labor needs when and as required to accomplish our operating goals.

Opportunities, challenges and risks

Our technology licensing revenues from consumer hardware device manufacturers have been primarily dependent upon our licensees’ sales of DVD players that incorporate our technologies. Revenue from technology licensing to consumer hardware device manufacturers increased by 161% from 2004 to 2005, and by 82% from 2005 to 2006. We do not expect our revenue growth rates attributable to DVD player sales to remain as high as they have been in recent years as the markets for DVD players mature. Because our technologies are embedded in DVD players, our licensing revenue is subject to fluctuations based on consumer demand for these products. We actively promote the incorporation of our video compression technologies for use in other consumer products such as digital still cameras, portable media players and DVD recorders, but there is no assurance we will receive material royalties on sales of these products in the future. If sales of DVD players that incorporate our technologies do not continue to grow, or if our technologies are displaced from these devices by competing technologies, our revenue would be adversely affected.

Historically, the increases in our technology licensing revenues have been driven by increases in the volume of sales of products incorporating our technologies. However, this increase in revenues has been partially offset by declines in the per-unit royalty we derive, which has resulted from a combination of volume-based price discounts and overall pricing pressure on established technology royalties in the market. We believe that if our technology achieves market acceptance as a de facto standard, volumes will continue to increase unless and until our technology fully penetrates the market. To the extent such market acceptance and volume increases occur, we believe that average selling prices of our existing technologies will decline. We may not be able to successfully introduce newer technologies with higher average selling prices into the market to offset any such decline.

One or a small number of our licensees generally represents a significant percentage of our technology licensing revenues. For example, in the fiscal years 2005 and 2006, Philips accounted for approximately 13% and less than 10%, respectively, of our total net revenues, and LG Electronics accounted for less than 10% and approximately 10%, respectively, of our total net revenues. A reduction in these sales or a loss of one or more of our key licensees would adversely affect our licensing revenues.

As technologies for DVD players and other consumer hardware devices with video compression capabilities evolve, we must continue to design and deliver innovative technologies that are sought by manufacturers and consumers alike. Part of our strategy is to have our digital media technologies adopted as de facto industry standards for use in consumer hardware devices. Generally, for a technology to become an industry standard, the royalty rates must not be prohibitively costly as compared to other potential alternatives. As a result, the royalty rates we charge for our technologies will likely be lower than the royalty rates received for technologies not adopted as industry standards, and our long-term ability to raise royalty rates for our technologies could be limited by this trend.

We rely on our relationship with Google for a significant portion of our revenue and we cannot guarantee that the revenue from Google will remain available to us. Revenues under the Google software distribution and promotion agreement represented approximately 15% and 18% of our total net revenues in the fiscal years 2005 and 2006, respectively. We agreed with Google to include and distribute the Mozilla Firefox Browser and certain related Google software products with our software products. Google pays us fees based on the number of downloads or activations of the included software by consumers. Any decline in the popularity of either our products or Google’s products among consumers or market saturation by these products could result in a decrease in revenue under this agreement. If we fail to achieve certain minimum distribution commitments for specific periods described in the agreement, the revenue we derive for such periods will be reduced, and Google may terminate the agreement. Our ability to continue to generate revenues under the agreement is further limited by a cap on the total amounts payable by Google under the agreement, after which Google is relieved of its obligations to pay us. If our revenues under the agreement exceed this cap our revenues in subsequent periods may decrease. This agreement expires upon the earlier of December 31, 2007 or the date upon which we reach the cap on the total amounts payable by Google to us under the agreement, and Google is under no obligation to renew this agreement. If, upon the expiration of our agreement with Google, we fail to enter into a new agreement with Google or a similar partner on substantially the same or more favorable terms, our revenues would significantly decrease.

Beginning in the first quarter of 2006, we adopted SFAS No. 123(R), Share-Based Payment, or SFAS 123(R), which requires that we record stock-based compensation charges in connection with our equity compensation for employees. As a result of the recognition of additional stock based compensation expense we experienced a reduction in net income of approximately $1.9 million for the fiscal year ended December 31, 2006, and expect to continue to record significant additional stock-based compensation expenses in future periods, which will adversely affect our operating results.

Acquisitions

In March 2006 we acquired all of the assets of Corporate Green, a general partnership that developed an online community platform but had not commenced its principal operations and had not generated any revenue through the date of the acquisition. The total purchase price for the acquisition was valued at $659,000 and consisted of $431,000 in cash and 34,824 fully vested shares of our common stock, valued at $228,000. The entire purchase price was recorded as intangible assets and will be amortized to product development expense over their estimated useful lives of 1.25 years. Amortization of intangible assets from the Corporate Green acquisition in 2006 was $407,000. In addition to the purchase price, we issued the former partners of Corporate Green 69,651 restricted shares of our common stock which will become vested (i) upon the occurrence of certain events, subject to their continued employment by us or (ii) upon the termination of such persons by us without cause. Upon the earlier of December 31, 2006, March 31, 2007 and June 30, 2007 and the occurrence of certain performance milestones, and subject, in the case of the latter two events, to continued employment with us, we will pay an aggregate of $104,000, $104,000 and $31,000, respectively, in cash to the three former Corporate Green partners. At December 31, 2006, the first milestone has been completed and the associated 7,800 restricted shares of common stock vested and the milestone payment of $80,000 had been paid. These deferred cash payments and the restricted stock will be recorded as compensation expense in the period in which they are earned.

Critical accounting policies

This discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States, or U.S. GAAP. The preparation of these financial statements in accordance with U.S. GAAP requires us to use accounting policies and make certain estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingencies as of the date of the financial statements and the reported amounts of revenue and expenses during a fiscal period. We consider an accounting policy to be critical if it is important to our financial condition and results of operations, and if it requires significant judgment and estimates on the part of management in its application. We have discussed the selection and development of the critical accounting policies with the audit committee of our board of directors, and the audit committee has reviewed our related disclosures. Although we believe that our judgments and estimates are appropriate and correct, actual results may differ from those estimates.

We believe the following to be our critical accounting policies because they are both important to the portrayal of our financial condition and results of operations and they require critical management judgments and estimates about matters that are uncertain. If actual results or events differ materially from the judgments and estimates we have employed reporting our financial positions and results, our reported financial condition and results of operation for future periods could be materially affected.

Revenue recognition

We evaluate our revenue recognition for transactions to sell products and services and to license technologies using the criteria set forth by the SEC in Staff Accounting Bulletin 104, Revenue Recognition, or SAB 104. SAB 104 states that revenue is recognized when each of the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the seller’s price to the buyer is fixed or determinable and collectibility is reasonably assured.

Our licensing revenue is primarily derived from royalties paid to us by licensees of our intellectual property rights. Royalties and other license fees are recorded net of reserves for estimated losses resulting from our customers’ ultimate ability to make required payments and report accurately, and are recognized when all revenue recognition criteria have been met. We make judgments as to whether collectibility can be reasonably assured based on a licensee’s recent payment history or its assessed ability to pay. In the absence of a favorable collection history or a favorable assessment of the ability to pay, we recognize revenue upon receipt of cash, provided that all other revenue recognition criteria have been met.

We have contracts with original equipment manufacturers, original design manufacturers, integrated circuit manufacturers, independent software vendors, advertisers and content providers. Our revenue recognition policies for each of these arrangements are summarized below.

Technology licensing to original equipment manufacturers.   We license our technologies to original equipment manufacturers of consumer hardware devices, and in return each original equipment manufacturer typically pays us a royalty for each DivX Certified unit the customer ships. Royalty revenue is recognized in the period in which we receive competent evidential matter that revenue has been earned in the form of a shipment report from the customer. If we receive pre-certification license fees from a customer, recognition of this revenue is deferred in its entirety until we certify the original equipment manufacturer’s product in accordance with our certification guidelines. If we receive nonrefundable minimum commitments from a customer that are also not allocable to a future contract period, we will recognize the full amount upon billing if collectibility is assured based on recent payment history, but only if we have no further obligation to provide post-contract support. If we have future support obligations pertaining to minimum commitment agreements, we recognize licensing fees ratably over the length of the agreement because vendor-specific objective evidence does not exist for the unlimited upgrades and support included in the contract.

Technology licensing to integrated circuit manufacturers.   We license our technologies to integrated circuit manufacturers and provide support and unlimited upgrades during the contract term so they can incorporate our technologies into the chips they manufacture for consumer hardware devices. The initial license fee is deferred in total until we certify the integrated circuit manufacturer’s product in accordance with our certification guidelines. Because vendor-specific objective evidence does not exist for the service elements, after certification, we recognize the license fee ratably over the remaining length of the associated contract, which is typically two to three years.

Technology licensing to original design manufacturers.   We license our technology to original design manufacturer customers and partners who manufacture devices such as DVD players, portable media players and digital still cameras. Recognition of the related licensing fees is deferred in total until we certify the original design manufacturer’s product in accordance with our certification guidelines, after which we have no further performance obligation.

Technology licensing for software to independent software vendors.   We license our technologies for resale to independent software vendors and in return the software vendor pays us a royalty for each unit shipped that incorporates our technologies. Revenue is recognized in the period in which we receive competent evidential matter that revenue has been earned in the form of a shipment report from the customer. In addition, in some cases we receive an initial license fee for our software and agree to provide post-contract upgrades and support. In these cases, we recognize revenues ratably over the length of the contract, as vendor-specific objective evidence typically does not exist for the upgrades and support period implied by the contract.

Technology licensing for software to consumers.   We license our technologies to consumers via our website for a fixed fee per download. The license includes upgrades and support until such time as a new pay version becomes available, which is generally referred to as a ‘‘left-of-decimal’’ upgrade. Payment is made online with a credit card via a third-party payment service provider, who in turn remits aggregate payments to us on a monthly basis. We recognize these revenues ratably over the period ending at the next expected left-of-decimal upgrade, which is typically 24 to 36 months from the time of the last upgrade, as vendor-specific objective evidence typically does not exist for the upgrades and support under such licensing agreements.

Advertising and third-party product distribution.   We are paid by third-party software companies for distributing their software when such software is downloaded or installed via our website, typically within our own software download products. The related distribution fees are recognized based on the number of downloads and activations. We recognize these fees upon receiving competent evidential documentation from our reporting systems.

Digital media distribution services.   We make available our online video delivery system to content customers in return for a revenue share of the download-for-rental revenue generated by the content provider customer using our delivery system. The content partner delivers a video-on-demand movie through its website using our Open Video System. The end customer purchasing such content must pay by credit card before being allowed to download the movie. We earn a certain percentage of each sale based on a pre-negotiated revenue share with the content-provider customer. Revenue is recognized monthly based on sales reports, net of any returns or charge backs as reconciled by us and the content-provider customer.

Encoding services.   We encode the content of certain customers into the DivX format and charge these customers for this service. In some cases revenue is recognized in full after the encoding service is performed if the customer agrees to provide a deposit in full. In other cases revenue is recognized and invoiced based on a calculation of value per unit of DivX-encoded content that is downloaded from a content provider’s site.

We record revenue net of allowances for uncollectible sales.   Revenue is recorded net of allowances for uncollectible sales. We continually monitor customer payment performance and maintain a reserve for estimated amounts that may be uncollectible. In determining our reserve, we evaluate the collectibility of our accounts receivable based upon a variety of factors. Generally, in cases where the customer is new and has an undemonstrated ability to pay, we delay recognition of the revenue until such time as the new customer has paid unless significant and persuasive evidence exists that the customer is creditworthy. In cases where we are aware of circumstances that may impair a specific customer’s ability to meet its financial obligations, despite the customer’s payment history, we record a specific allowance against amounts due and thereby reduce the net recognized receivable to the amount reasonably believed to be collectible. For all other customers, we recognize allowances for uncollectible sales based on our actual historical write-off experience in conjunction with the length of time the receivables are past due, customer creditworthiness, geographic risk and the current business environment. Actual future losses from uncollectible accounts may differ from our estimates and may materially affect our statements of operations and our financial condition.

Accounting for income taxes

In preparing our financial statements we are required to make estimates and judgments that affect our accounting for income taxes. This process includes estimating current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax- and financial-accounting purposes. These differences, including differences in the timing of recognition of stock-based compensation expense, result in deferred tax assets and liabilities. We also assess the likelihood that our deferred tax assets will be recovered from future taxable income and, to the extent we believe recovery to be unlikely, we have established a valuation allowance. Significant judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and any valuation allowance against our deferred tax assets. Our financial position and results of operations may be materially impacted if actual results significantly differ from these estimates or the estimates are adjusted in future periods. At December 31, 2006, based on the weight of available evidence, including cumulative profitability in recent years, we determined that it was more likely than not that a portion of our U.S. deferred tax assets would be realized and, at December 31, 2006, eliminated $7.7 million of valuation allowance associated with our U.S. deferred tax assets. The elimination of valuation allowance resulted in $7.7 million recognized as a one-time non-cash increase in earnings for the year ended December 31, 2006. As a result of our elimination of valuation allowance associated with U.S. deferred tax assets, our effective tax rate in subsequent periods is likely to more closely resemble the applicable federal and state statutory tax rates.

At December 31, 2006, we had U.S. federal and California tax net operating loss carryforwards of approximately $461,000 and $246,000, respectively. The U.S. federal and California tax loss carryforwards will begin to expire in 2020 and 2012, respectively, unless previously utilized. During 2006, we reduced the net operating loss carryforward deferred tax asset and the associated valuation allowance by $1.2 million based on an analysis of Section 382 limitations associated with federal and state operating loss carryforwards. As a result, the net operating loss carryforward amount at December 31, 2006 reflects the restriction on our ability to use our federal and state net operating loss carryforwards. At December 31, 2006, we had no U.S. federal research tax credit carryforwards and had California research credit carryovers of $318,000 which do not expire. At December 31, 2006, we also had foreign tax credit carryforwards of approximately $1.0 million which will begin to expire in 2016. At December 31, 2006, we maintained a valuation allowance of $1.1 million on deferred tax assets principally in connection with the foreign tax credit carryforwards.

Stock-based compensation

Effective January 1, 2006 we adopted SFAS 123(R), which requires that all share-based payments to employees, including grants of employee stock options and restricted stock, be recognized in our financial statements based on their respective grant date fair values. Under this standard, the fair value of each share-based payment award is estimated on the date of grant using an option pricing model that meets certain requirements. We currently use the Black-Scholes option pricing model to estimate the fair value of our share-based payment awards. The determination of the fair value of share-based payment awards utilizing the Black-Scholes model is affected by our stock price and a number of assumptions, including expected volatility, expected life, risk-free interest rate and expected dividends. We have only a limited history of market prices of our common stock as we were not a public company prior to September 2006, and as such we estimate volatility in accordance with Staff Accounting Bulletin No. 107 using historical volatilities of similar public entities. The expected life of the awards is based on a simplified method which defines the life as the average of the contractual term of the options and the weighted average vesting period for all open tranches. The risk-free interest rate assumption is based on observed interest rates appropriate for the terms of our awards. The dividend yield assumption is based on our history and expectation of paying no dividends. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Stock-based compensation expense recognized in our financial statements in 2006 and thereafter is based on awards that are ultimately expected to vest. We evaluate the assumptions used to value our awards on a quarterly basis. If factors change and we employ different assumptions, stock-based compensation expense may differ significantly from what we have recorded in the past. If there are any modifications or cancellations of the underlying unvested securities, we may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense. Future stock-based compensation expense and unearned stock-based compensation will increase to the extent that we grant additional equity awards to employees or we assume unvested equity awards in connection with acquisitions.

Prior to January 1, 2006, we accounted for employee stock-based compensation in accordance with the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, or APB 25, and Financial Accounting Standards Board Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation—an Interpretation of APB No. 25, and we complied with the disclosure provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, or SFAS 123, and related Statement of Financial Accounting Standard No. 148, Accounting for Stock-Based Compensation—Transaction and Disclosure. Under APB 25, compensation expense is based on the difference, if any, on the date of the grant, between the fair value of our stock and the exercise price of the option. We amortize such stock-based compensation using the straight-line method over the vesting period.

Valuation at the time of grant.   Prior to our initial public offering in September 2006, we had granted to our employees options to purchase common stock at exercise prices equal to the fair market value of the underlying stock at the time of each grant, as determined by our board of directors.

In valuing the common stock our board of directors considered a number of factors, including:

•       the illiquidity of our capital stock as a private company;

•       the vesting restrictions imposed upon the equity awards;

•       the business risks we faced;

•       the liquidation preferences, redemption rights, and other rights, preferences and privileges of our outstanding preferred stock;

•       the likelihood of a liquidity event, such as a public offering;

•       valuation indicators for our common stock price, primarily established through preferred stock issuances to third parties for cash;

•       our actual financial condition and results of operations relative to our formal operating plan during the relevant period;

•       the development status of our products, technical issues encountered during the relevant period and adherence to product completion dates;

•       the development of our sales and marketing force and our progress in penetrating markets for our products and services; and

•       forecasts of our financial results, market conditions affecting the digital media industry, changes in our management team.

At the date of each option grant, our board of directors determined that the exercise price for each option was equivalent to the then-existing fair value of our common stock. Our board of directors believes it properly valued our common stock in all periods, although we also understand that the judgments required in such efforts necessarily involve an element of subjectivity.

Reassessment of fair value.   The exercise prices per share of common stock underlying our option grants were historically determined by our board of directors with input from management. Contemporaneous valuations of our common stock by an unrelated party were not obtained because we were focusing our financial and management resources on expanding our business, and believed that our board of directors, by virtue of its membership, including several venture capitalists, had considerable experience in the valuation of emerging companies.

In March 2006, as we began to prepare for our initial public offering and our 2005 year-end audit, we undertook retrospective analyses of our option pricing to determine whether there was a compensatory element in our historical option grants. We undertook the retrospective valuations as of three dates:

•       October 2004, the final closing of our Series C convertible preferred stock financing;

•       October 2005, the closing of our redeemable Series D convertible preferred stock financing; and

•       March 2006, when we held the organizational meeting for our initial public offering.

We do not believe that there was any compensatory element to our option grants prior to October 2004 based on the early stage of our development through that date. The retrospective valuations were undertaken using a valuation methodology recommended in the American Institute of Certified Public Accountants Audit and Accounting Practice Aid Series, Valuation of Privately-Held-Company Equity Securities Issued as Compensation.

Based in part on such valuations and other information considered by our management and our board of directors, including specific developments in our business, general developments in the markets we address, assessments of our potential value in a public market informally provided by our investment banker, and our prospects for a public offering or other liquidity events, we determined adjusted fair values per share of our common stock at October 2004, October 2005 and March 2006. The difference between the fair value of our common stock as of each of these dates and the estimated initial public offering price is primarily due to our assessment of the relative likelihood and occurrence as of each such date that we would follow one of three possible future scenarios, and the estimated value of our common stock under each scenario. These scenarios consisted of:

•       continuing to operate as a private company;

•       pursuing a sale or merger transaction; or

•       completing an initial public offering.

The estimated value of our common stock under each scenario was in turn affected by the use of certain assumptions and valuation methodologies. Our assessment of the relative likelihood and occurrence of the future scenarios changed from being more heavily weighted towards continuing as a private company to more recently being more heavily weighted towards completing an initial public offering.

In the private company scenario, we utilized a discounted cash flow analysis to estimate a value for our total shareholder value. This required an analysis of a forecast of our expected future financial performance, discounted to a present value using a discount rate that ranged from 20% to 27% (which reflects the company’s cost of capital). We then apportioned that total shareholder value to the various classes of securities, based on their respective liquidation preferences, to arrive at a value for the common shares. Lastly, we applied a marketability discount ranging from 16% to 23% to reflect the fact that our common stockholders were unable to liquidate their holdings at will, or possibly at all. In the sale or merger scenario, we developed a global list of companies that we considered comparable to us, and derived appropriate valuation multiples based on financial statements and stock data from the comparable companies. Those valuation multiples were then used to determine an implied total-invested-capital value for our company. From this amount, we again derived a per share value for our common stock, after taking into account preferred stock liquidation preferences, as of the future time of the anticipated transaction. We then discounted the future value of our common stock using a discount rate, ranging from 34% to 55%, which we believed appropriately accounted for the market cost of capital to the common shareholders, as well as the risk and nature of the cash flow. The methodology we used for the initial public offering scenario was the same as for the sale or merger scenario, except that we disregarded preferred stock liquidation preferences in view of the expected mandatory conversion of our preferred stock into common stock upon an initial public offering.

Because during the review periods there were no quoted market prices for our common stock and there were no arm’s-length cash transactions with unrelated parties for issuances of our common stock, we considered our historical results, future prospects and other factors to interpolate fair values of our common stock for each option grant date between the dates of the retrospective valuations. We then recorded deferred stock-based employee compensation for grants where the adjusted fair value exceeded the initial grant exercise price.

As of December 31, 2006, we had unrecognized compensation of approximately $1.0 million related to stock option grants made prior to December 31, 2005. In addition, based on stock options granted after January 1, 2006, as of December 31, 2006 we had unrecognized stock-based compensation of approximately $5.5 million, determined in accordance with SFAS No. 123(R). Based on options outstanding as of December 31, 2006, we expect to recognize a total of approximately $1.8 million of stock-based compensation expense during 2007. We expect to continue to grant stock options in the future, and to the extent we do, our actual stock-based compensation expense recognized in future periods will likely increase.

As of December 31, 2006, we had outstanding vested options to purchase 898,000 shares of our common stock and unvested options to purchase 1.1 million shares of our common stock with an intrinsic value of approximately $20.0 million and $15.7 million, respectively, based on our closing market price on December 29, 2006 of $23.07.

Results of Operations

The following table presents our results of operations as a percentage of total net revenue for the periods indicated:

	Year ended December 31,
	2004	2005	2006
Net revenues:
Technology licensing	75%	82%	80%
Media and other distribution and services	25	18	20
Total net revenues	100	100	100
Total cost of revenues	21	11	7
Gross margin	79	89	93
Operating expenses:
Selling, general and administrative(1)	60	48	44
Product development(1)	43	31	26
Total operating expenses	103	79	70
(Loss) income from operations	(24)	10	23
Interest income	—	1	5
Interest expense and other	—	—	—
(Loss) income before income taxes	(24)	11	28
Income tax provision	2	3	1
Net (loss) income	(26)%	8%	27%

(1)          Includes stock-based compensation as follows:

Cost of revenues	—	—	—
Selling, general and administrative	—	1	3
Product development	—	—	1
Total stock-based compensation	—%	1%	4%

The following table summarizes and analyzes the net revenues we earned on each of our revenue streams for the years ended December 31, 2004, 2005 and 2006, in absolute dollars (in thousands) and as a percentage of total net revenues:

	Year ended December 31,		2004-2005 Change		Year ended December 31,	2005-2006 Change
	2004	2005	$	%	2006	$	%
Net revenues:
Technology licensing
Consumer hardware devices	$8,961	$23,361	$14,400	161%	$42,470	$19,109	82%
% of total net revenues	55%	71%			72%
Software	3,267	3,558	291	9	4,854	1,296	36
% of total net revenues	20%	11%			8%
Total technology licensing	12,228	26,919	14,691	120	47,324	20,405	76
% of total net revenues	75%	82%			80%
Advertising and third-party product distribution	2,829	4,964	2,135	75	10,877	5,913	119
% of total net revenues	17%	15%			18%
Digital media distribution and related services	1,294	1,164	(130)	(10)	1,124	(40)	(3)
% of total net revenues	8%	3%			2%
Total net revenues	$16,351	$33,047	$16,696	102%	$59,325	$26,278	80%

Technology licensing—consumer hardware devices:   The $19.1 million, or 82%, increase in revenues from technology licensing to consumer hardware device manufacturers from 2005 to 2006, resulted primarily from an increase in net royalty revenues due to an increase in reported units shipped by our licensees of their consumer hardware devices that incorporate our technologies, principally attributable to the worldwide growth in sales of DVD players that incorporate our technologies.

The $14.4 million, or 161%, increase in revenues from technology licensing to consumer hardware device manufacturers from 2004 to 2005 resulted primarily from a $13.5 million increase in net royalty revenues due to an increase in the volume of consumer devices sold by our licenses that incorporate our technologies, principally attributable to the worldwide growth in sales of DVD players that incorporate our technologies. The remaining increase in consumer hardware licensing revenues was attributable to a $902,000 increase in license fees we earned from new or renewed integrated circuit and original design manufacturer licensees.

Technology licensing—software:   The $1.3 million, or 36%, increase in software licensing revenues from 2005 to 2006 resulted primarily from a $1.1 million increase in royalties from independent software vendors. This increase was primarily driven by $850,000 of royalty revenue from Google for use of certain of our technology which may not occur in the future. The balance of the increase is from revenues related to sales of our software products directly to consumers.

The $291,000, or 9%, net increase in software licensing revenue from 2004 to 2005 resulted primarily from a $856,000 increase in revenue from licensing our product directly to consumers. This increase was partially offset by a $565,000 decrease in royalty revenue due to a decrease in reported sales by our licensees of their video software products that incorporate out technologies.

Advertising and third-party product distribution:   The $5.9 million, or 119%, increase in advertising and third-party product distribution revenue from 2005 to 2006 resulted from an increase in our distribution of software under our software distribution and promotion agreement with Google.

The $2.1 million, or 75% increase in advertising and third-party product distribution revenue from 2004 to 2005 resulted from the beginning of our product distribution license with Google.

Digital media distribution and related services:   The $40,000, or 3%, decrease in digital media distribution and related services revenues from 2005 to 2006, reflect decreases in sales by our Open Video System customers and in encoding revenues. The decreases were offset by $355,000 in revenue related to the licensing of content to consumer hardware OEMs.

The $130,000, or 10%, decrease in digital media distribution and related services revenue from 2004 to 2005 resulted primarily from a decrease of sales by our Open Video System customers.

The following table shows the gross profit earned on each of our revenue streams for the years ended December 31, 2004, 2005 and 2006, in absolute dollars (in thousands) and as a percentage of related revenues:

	Year ended December 31,		2004-2005 Change		Year ended December 31,	2005-2006 Change
	2004	2005	$	%	2006	$	%
Gross profit:
Technology licensing	$9,751	$24,152	$14,401	148%	$44,329	$20,177	83%
Gross margin %	80%	90%			94%
Advertising and third-party distribution	2,762	4,875	2,113	77	10,752	5,877	121
Gross margin %	98%	98%			99%
Digital media distribution and related services	336	364	28	8	256	(108)	(30)
Gross margin %	26%	31%			23%
Total gross profit	$12,849	$29,391	$16,542	129%	$55,337	$25,946	88%
Gross margin %	79%	89%			93%

Technology licensing:   The increase in gross margin across all periods presented was due primarily to increased royalties from technology licensing to consumer hardware device manufacturers without a corresponding increase in royalty expenses due to our licensors, such costs which are to a large extent fixed in nature.

Advertising and third-party product distribution:   Our cost of advertising and product distribution revenue has remained relatively fixed as a percentage of such revenue because the cost of bandwidth associated with product downloads is directly proportional to the volume of downloads.

Digital media distribution and related services:   Our digital media distribution and related services gross margin has continued to decrease due to diminished revenues over a relatively fixed cost base.  However, this decrease has been nearly offset by the gross margin on our bundled content offering launched in the third quarter of 2006. If our content licensing arrangements with consumer hardware OEMs or our online video community website, Stage6.com, are successful, our associated content licensing and Internet connectivity cost may increase at a higher rate than the revenues we derive from such activities, which would reduce our gross margins.

The following table summarizes and analyzes our operating expenses for the years ended December 31, 2004, 2005 and 2006, in absolute dollars (in thousands) and as a percentage of total net revenues:

	Twelve months ended December 31,		2004-2005 Change		Twelve months ended December 31,	2005-2006 Change
	2004	2005	$	%	2006	$	%
Operating expenses:
Selling, general and administrative	$9,816	$15,988	$6,172	63%	$25,971	$9,983	62%
% of total net revenues	60%	48%			44%
Product development	6,958	10,269	3,311	48	15,353	5,084	50
% of total net revenues	43%	31%			26%
Total operating expenses	$16,774	$26,257	$9,483	57%	$41,324	$15,067	57%

Selling, general and administrative:   The $10.0 million, or 62%, increase in selling, general and administrative expenses from 2005 to 2006 was principally due to a $4.9 million increase in payroll and benefit costs resulting from an increase in selling, general and administrative employee headcount from 96 for 2005 to 134 for 2006 and a $372,000 increase in sales performance based compensation, a $1.5 million increase in professional services, particularly accounting, legal and marketing services, a $1.3 million increase in stock-based compensation expense primarily due to our adoption of SFAS 123R, a $1 million increase in marketing costs, particularly tradeshow and retail marketing expenses, a $445,000 increase in travel costs principally related to our sales functions and a $172,000 in insurance costs primarily related to operating as a public company.

The $6.2 million, or 63%, increase in selling, general and administrative expenses from 2004 to 2005 was principally due to a $4.6 million increase in payroll and benefit costs resulting from an increase in selling, general and administrative headcount from 72 to 96 and a $947,000 increase in sales performance, a $650,000 increase in marketing costs, particularly promotional and branding expenses, a $253,000 increase in travel costs mainly for our sales functions, a $176,000 increase in facility maintenance costs, a $236,000 increase in stock-based compensation and a $114,000 increase in legal expenses.

Product development:   The $5.1 million, or 50%, increase in product development expense from 2005 to 2006 was principally due to a $3.9 million increase in payroll and benefit costs due to an increase in product development employee average headcount from 78 for  2005 to 119 for 2006, a $681,000 increase in stock-based compensation expense primarily due to our adoption of SFAS 123R, a $407,000 increase in depreciation and amortization principally due to our acquisition of Corporate Green, a $224,000 increase in bandwidth costs and a $154,000 increase in recruiting costs. These increases were partially offset by a $660,000 decrease in outside contractor expense related to product development initiatives.

The $3.3 million, or 48%, increase in product development expense from 2004 to 2005 was principally due to a $2.9 million increase in payroll and benefits costs due to an increase in product development headcount from 58 to 78, a $299,000 increase in outside contractor expense to aid existing employees in product development initiatives and a $131,000 increase in stock based compensation.

Interest income, net:   We recorded net interest income of $3.0 million for 2006 compared to $223,000 for 2005. This increase is reflective of higher average cash balances, which during the first three quarters of 2006 have principally resulted from positive cash flow from operations. The higher cash balances in the last quarter of 2006 was principally the result of the proceeds from the sale of shares of our common stock in our initial public offering.

During 2005, we reported net interest income of $223,000 compared to net interest expense of $45,000 for 2004. Net interest income in 2005 was due to higher interest earned due to high cash balances in combination with lower interest expense on lower interest-bearing debt outstanding during 2005 compared to 2004.

Income tax expense:   The provision for income taxes expressed as a percentage of pre-tax income was 3.3% in 2006 and 31.6% in 2005. The provision for income taxes is lower than the U.S. federal statutory rate primarily due to reductions in the deferred tax asset valuation allowance and tax credits.

In accordance with Statement No. 109, Accounting for Income Taxes, (“Statement No. 109”), net deferred tax assets are reduced by a valuation allowance if, based on all the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. A valuation allowance of approximately $1.1 million and $8.7 million was provided on deferred tax assets at December 31, 2006 and 2005, respectively. The amount of deferred tax assets considered realizable was determined based on (i) taxable income in prior carry back years; (ii) future reversals of existing taxable temporary differences (i.e. offset gross deferred tax assets against gross deferred tax liabilities); (iii) tax planning strategies; and (iv) future taxable income, exclusive of reversing temporary differences and carryforwards.

As of December 31, 2006, we reversed a valuation allowance on our U.S. deferred tax assets totaling approximately $7.7 million. Based on the nature of the underlying deferred tax assets, the reversal of the valuation allowance resulted in a net income tax benefit of $7.7 million. This reversal is the result of our recent sustained history of operating profitability and the determination by management that the future realization of the net deferred tax assets was judged to be more likely than not. We exercise significant judgment relating to the projection of future taxable income to determine the recoverability of any tax assets recorded on the balance sheet. If judgments regarding recoverability of deferred tax assets are not accurate, we could be required to record additional reserves against deferred tax assets in future periods. As a result of our elimination of valuation allowance associated with U.S. deferred tax assets, our effective tax rate in subsequent periods is likely to more closely resemble the applicable federal and state statutory rates.

The remaining valuation allowance of approximately $1.1 million at December 31, 2006 is primarily provided for foreign tax credits that, in the opinion of management, are more likely than not to expire before we can use them.

In 2005 we earned net income of $2.3 million and in prior years we reported net losses. We paid no income taxes to the U.S. during 2005, as we had net operating losses and research tax credits from prior periods available to offset the income tax expense for the year. We paid approximately $1.0 million and $373,000 in 2005 and 2004, respectively, for foreign taxes related to royalty payments received from customers doing business within jurisdictions with which the U.S. has no taxing reciprocity agreement in place for the sale or licensing of intellectual property. Such foreign taxes may be used to offset future U.S. federal income tax on U.S. taxable income determined after utilizing our net operating loss carryforwards.

Liquidity and capital resources

From our inception through the end of 2005, we financed our operations primarily through private sales of preferred stock totaling $38.4 million and the use of commercially available credit facilities. In 2005 and 2006 we generated cash from operations. During 2006, we raised $108.2 million net of offering costs in connection with our initial public offering. Our financial position included cash, cash equivalents and short-term investments of $25.0 million and $148.6 million at December 31, 2005 and 2006, respectively. We believe our cash, cash equivalents, short-term investments and potential cash flows from operations will be sufficient to satisfy our financial obligations through the next 12 months. In the future, we may acquire complementary businesses or technologies or license complementary technologies from third parties, and we may determine to raise additional capital through future debt or equity financing to the extent we believe necessary to successfully complete these acquisitions or licenses. However, additional financing may not be available to us on favorable terms, if at all, at the time we make such determinations, which could have a material adverse affect on our ability to maintain or improve our liquidity and cash position in the future.

We have entered into a loan and security agreement with Silicon Valley Bank consisting of a $10.0 million revolving line of credit for working capital purposes and up to $2.0 million to finance eligible equipment whereby we can receive term loans, due in 30 to 48 monthly installments. As of December 31, 2005 and 2006, approximately $1.1 million and $393,000, respectively, was outstanding under this agreement. At December 31, 2006, interest is payable at Silicon Valley Bank’s prime rate minus 1.0%. The interest rate was 8.25%, and 7.25% at December 31, 2005 and 2006, respectively.

Our financing arrangement with Silicon Valley Bank is secured by any and all certificates of deposit, money market accounts, deposit accounts, investment accounts and/or other accounts held at Silicon Valley Bank and require us to adhere to various reporting and administrative covenants. As of December 31, 2006 we were in compliance with such covenants.

Our financing arrangement with Silicon Valley Bank is subject to events of default, including if a material adverse change occurs in our financial condition, if Silicon Valley Bank believes the prospect of payment or performance of the indebtedness is impaired or if Silicon Valley Bank in good faith deems itself insecure. If an event of default occurs, all amounts due under the revolving line of credit or the term loan agreement would become due and payable.

The following table presents data regarding our liquidity and capital resources as of December 31, 2005 and 2006 (in thousands):

	December 31,
	2005	2006
Cash, cash equivalents and short-term investments	$25,035	$148,641
Working capital	22,348	147,019
Total assets	33,164	164,386
Total debt	1,265	502

The following table presents our cash flows from operating activities, investing activities and financing activities for the years 2004, 2005 and 2006 (in thousands):

	Years ended December 31,
	2004	2005	2006
Cash (used in) provided by operating activities	$(1,030)	$2,190	$16,775
Cash used in investing activities	(2,533)	(885)	(64,206)
Cash provided by financing activities	9,910	16,796	108,706
Total increase in cash and cash equivalents	$6,347	$18,101	$61,275

Cash(used in) provided by operating activities:   The $16.8 million of cash provided by operating activities for the year ended December 31, 2006 was primarily due net income of $16.4 million, depreciation and amortization of $1.6 million, stock-based compensation of $2.4 million and a decrease in deferred revenue balances of $1.5 million, partially offset by negative changes in other working capital accounts of $2.8 million and the deferred tax benefit of $2.3 million.

The $2.2 million of cash provided by operating activities for the year ended December 31, 2005 was principally driven by net income of $2.3 million plus depreciation and amortization of $1.0 million and increases in deferred revenue of $473,000 offset by decreases in other working capital accounts of $2.0 million, primarily accounts payable.  Cash used in operating activities in 2004 consisted of a net loss of $4.3 million, depreciation and amortization of $610,000 and stock based compensation of $76,000 partially offset by a decrease in other working capital accounts of $1.9 million and an increase in deferred revenue of $761,000.

Cash used in investing activities:   The $64.2 million of cash used in investing activities for the year ended December 31, 2006 was primarily for the purchase of short-term investments and the purchase of property and equipment to support the growth of our company, including $351,000 for the acquisition of Corporate Green. We expect to substantially increase our capital expenditures in future periods as we continue to invest in computer and office equipment and leasehold improvements as we expand our business.

We used $2.5 million and $885,000 in investing activities in 2004 and 2005, respectively, primarily for the purchase of property and equipment to support the growth of our company. During 2004, we also used $250,000 related to credit facilities from a commercial bank.

Cash provided by financing activities:   The $108.7 million of net cash provided by financing activities for the year ended December 31, 2006 was primarily due to the net proceeds from the issuance of $111.8 million of our common stock, principally in our initial public offering, partially offset by $2.4 million of costs related to our initial public offering, and $763,000 of payments on our debt obligations.

We have incurred an additional $467,000 of costs related to our initial public offering that are expected to be paid in the first quarter of 2007.

During 2005, we generated $16.8 million in cash from our financing activities, primarily due to net proceeds from the issuance of Series D preferred stock of $16.8 million, net proceeds from the issuance of common stock of $701,000 and proceeds from notes payable of $761,000. This was partially offset by payments of $1.5 million on our debt facilities. During 2004, we generated $9.9 million in cash from our financing activities, primarily due to net proceeds from the issuance of Series C preferred stock of $9.8 million.

Contractual obligations

Our contractual obligations at December 31, 2006, were as follows (in thousands):

	Payments due by period
		Less than	13-48	49-60	More than
	Total	12 months	Months	Months	60 months
Capital lease obligations	$119	$42	$77	$—	$—
Operating lease obligations	1,625	746	879	—	—
Purchase obligations	18,482	5,732	6,750	2,000	4,000
Other long term liabilities reflected on our balance sheet under U.S. GAAP	393	378	15	—	—
Total contractual obligations	$20,619	$6,898	$7,721	$2,000	$4,000

Off-balance sheet arrangements

At December 31, 2006 and 2005, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Recently issued accounting standards

In July 2006, the Financial Accounting Standards Board, or FASB, issued Interpretation No. 48 Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 or FIN 48, which is effective for us as of the interim reporting period beginning January 1, 2007. The validity of any tax position is a matter of tax law, and generally there is no controversy about recognizing the benefit of a tax position in a company’s financial statements when the degree of confidence is high that the tax position will be sustained upon examination by a taxing authority. The tax law is subject to varied interpretation, and whether a tax position will ultimately be sustained may be uncertain. Under FIN 48, the impact of an uncertain income tax position on the income tax provision must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. FIN 48 also requires additional disclosures about unrecognized tax benefits associated with uncertain income tax positions and a reconciliation of the change in the unrecognized benefit. In addition, FIN 48 requires interest to be recognized on the full amount of deferred benefits for uncertain tax positions. An income tax penalty is recognized as expense when the tax position does not meet the minimum statutory threshold to avoid the imposition of a penalty. We are continuing to evaluate the impact of FIN 48 on our consolidated financial statements.

In September 2006, the SEC released Staff Accounting Bulletin, or SAB, No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, or SAB 108. SAB 108 provides interpretive guidance on the SEC’s views on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The provisions of SAB 108 are effective for us for the fiscal year ended December 31, 2006. The application of SAB 108 did not have a material effect on our financial position, cash flows, and results of operations.

Also in September 2006, the FASB issued Statement of Financial Accounting Standards, or SFAS, No. 157,  Fair Value Measurements, or SFAS 157. SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of SFAS 157 are effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact, if any, of the provisions of SFAS 157.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, or SFAS 159. SFAS 159 provides companies with an option to report selected financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact, if any, of the provisions of SFAS 159.

Item 7A.                Quantitative and Qualitative Disclosures About Market Risk

Market risk represents the risk of loss that may impact our financial position, results of operations or cash flows due to adverse changes in financial and commodity market prices and rates. We are exposed to market risk primarily in the area of changes in United States interest rates. These exposures are directly related to our normal operating and funding activities. We do not have any material foreign currency or other derivative financial instruments.

Interest Rate Risk. All of our fixed income investments are classified as available-for-sale and therefore reported on the balance sheet at market value. Changes in the overall level of interest rates affect our interest income that is generated from our investments. If a 100 basis point decline in overall interest rates were to occur in 2007, our interest income would decline approximately $1.5 million, assuming investment levels consistent with those at December 31, 2006.

Our long-term capital lease obligations bear interest at fixed rates and therefore we do not have significant market risk exposure with respect to these obligations.

Item 8.                        Financial Statements and Supplementary Data

Our consolidated financial statements and supplementary data required by this item are set forth at the pages indicated in Item 15(a)(1) and 15(a)(2), respectively.

Item 9.                        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable

Item 9A.                Controls and Procedures

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

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Annual Report. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

There has been no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.               Other Information

Not applicable.

PART III

Item 10.                 Directors and Executive Officers of the Registrant

The information required by this item concerning our directors, compliance with Section 16 of the Exchange Act and our code of ethics that applies to our principal executive officer, principal financial officer and principal accounting officer is incorporated by reference from the information set forth in the sections under the headings “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Election of Directors—Information Regarding the Board of Directors and Corporate Governance” in our Definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Annual Meeting of Stockholders to be held in 2007 (the “2007 Proxy Statement”).

Information regarding our executive officers is set forth in Item 1—“Business” of this Annual Report under the caption “Executive Officers of the Registrant.”

Item 11.                 Executive Compensation

The information required by this item is incorporated by reference from the information in the 2007 Proxy Statement under the heading “Compensation of Executive Officers.”

Item 12.                 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference from the information in the 2007 Proxy Statement under the headings “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management.”

Item 13.                 Certain Relationships and Related Transactions

The information required by this item is incorporated by reference from the information in the 2007 Proxy Statement under the headings “Transactions with Related Persons” And “Election of Directors—Information Regarding the Board of Directors and Corporate Governance.”

Item 14.                 Principal Accountant Fees and Services

The information required by this item is incorporated by reference from the information in the 2007 Proxy Statement under the heading “Ratification of Selection of Independent Auditors—Principal Accountant Fees and Services.”

PART IV

Item 15.                 Exhibits and Financial Statement Schedules

(a)(1)              Financial Statements

The Consolidated Financial Statements of DivX, Inc. and Report of Ernst and Young LLP, Independent Registered Public Accounting Firm are included in a separate section of this Annual Report beginning on page F-1.

(a)(2)              Financial Statement Schedules

Refer to Schedule II, Valuation and Qualifying Accounts, hereto.

Schedules not listed above have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the Consolidated Financial Statements or Notes thereto.

(a)(3)              Exhibits

Exhibit Number		Description of Document
3	.1(1)	Form of Amended and Restated Certificate of Incorporation as currently in effect.
3	.2(1)	Form of Amended and Restated Bylaws as currently in effect.
4	.1(1)	Form of Common Stock Certificate.
10	.1+(1)	Form of Indemnity Agreement.
10	.2+(1)	2000 Stock Option Plan and Form of Stock Option Agreement thereunder.
10	.3+(1)	2006 Equity Incentive Plan and Form of Stock Option Agreement thereunder.
10	.4+(1)	Amended and restated offer letter dated April 12, 2006, between the Registrant and Fred Gerson.
10	.5+(1)	Offer letter effective January 3, 2006, between the Registrant and Christopher McGurk.
10	.6+(1)	Employment offer letter dated November 21, 2002, as amended, between the Registrant and Kevin Hell.
10	.7+(1)	Employment offer letter dated April 20, 2004 between the Registrant and David J. Richter.
10	.8+(1)	Employment offer letter dated December 13, 2004 between the Registrant and Chris Russell.
10	.9+(1)	Employment offer letter dated November 2, 2004, as amended, between the Registrant and John A. Tanner.
10	.10+(1)	Letter agreement dated May 26, 2005 between the Registrant, David J. Richter and John A. Tanner.
10	.11+(1)	Form of Employee Innovations and Proprietary Rights Assignment Agreement.
10	.12+(1)	DivX, Inc. 2006 Executive Cash Bonus Plan.
10	.13(1)	Third Amended and Restated Stockholders’ Agreement dated October 19, 2005 between the Registrant and certain of its stockholders.
10	.14(1)	Real Property Sub-Sublease dated July 7, 2004 between the Registrant and MP3.com.

10	.15(1)

Loan and Security Agreements dated September 9, 2002 and July 28, 2003 and Loan and Security Agreement (Exim Program) dated July 28, 2003 between the Registrant and Silicon Valley Bank, each as amended.

10	.16*(1)	MPEG-4 Visual Patent Portfolio License dated May 22, 2003 between the Registrant and MPEG LA, L.L.C.
10	.17*(1)	Google Toolbar and Google Deskbar Promotion and Distribution Agreement effective June 18, 2004, as amended, between the Registrant and Google Inc.
10	.18+(1)	2006 Employee Stock Purchase Plan and Form of Offering Document thereunder.
10	.19**	Amendment Number 6 to Google Toolbar and Google Deskbar Promotion and Distribution Agreement effective December 1, 2006, between the Registrant and Google Inc.
21	.1(1)	Subsidiaries of the Registrant.
23.1		Consent of Ernst & Young LLP, independent registered public accounting firm.
31.1		Certification of Chief Executive Officer pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934.
31.2		Certification of Chief Financial Officer pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934.
32.1		Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934.
32.2		Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934.

+                Indicates management contract or compensatory plan.

*                    The Securities and Exchange Commission has granted confidential treatment with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

**             Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

(1)          Incorporated by reference to the exhibit of the same number to the Company’s Registration Statement on Form S-1 (No. 333-133855), originally filed on May 5, 2006.

(b)          Exhibits

See Item 15(a)(3) above

(c)           Financial Statement Schedules

See Item 15(a)(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  March 29, 2007

DIVX, INC.
By:	/s/ R. JORDAN GREENHALL
R. Jordan Greenhall
CEO and Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ R. JORDAN GREENHALL	CEO and Chairman	March 29, 2007
R. Jordan Greenhall	(Principal Executive Officer)
/s/ JOHN A. TANNER	CFO, Finance and Administration	March 29, 2007
John A. Tanner	(Principal Financial and Accounting Officer)
/s/ FRANK CREER	Director	March 29, 2007
Frank Creer
/s/ FRED GERSON	Director	March 29, 2007
Fred Gerson
/s/ CHRISTOPHER MCGURK	Director	March 29, 2007
Christopher McGurk
/s/ JERRY MURDOCK	Director	March 29, 2007
Jerry Murdock
/s/ JÉRÔME J-P. VASHISHT-ROTA	Director	March 29, 2007
Jérôme J-P. Vashisht-Rota

DivX, Inc.
Index to Financial Statements

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
DivX, Inc.

We have audited the accompanying consolidated balance sheets of DivX, Inc. as of December 31, 2005 and 2006, and the related consolidated statements of operations, redeemable convertible preferred stock and stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of DivX, Inc. at December 31, 2005 and 2006, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, DivX, Inc. changed its method of accounting for share-based payments in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004), on January 1, 2006.

/s/ Ernst & Young LLP

San Diego, California
March 26, 2007

DivX, Inc.
Consolidated Balance Sheets
(in thousands, except share and per share data)

	December 31,
	2005	2006
Assets
Current assets:
Cash and cash equivalents	$25,035	$86,310
Restricted cash	270	270
Short-term investments	—	62,331
Accounts receivable, net of allowance of $963 and $1,424, respectively	4,194	6,939
Prepaid expenses	676	1,419
Deferred tax assets, current	—	937
Other current assets	94	615
Total current assets	30,269	158,821
Property and equipment, net	2,876	3,488
Deferred tax assets, long term	—	1,363
Other assets	19	714
Total assets	$33,164	$164,386
Liabilities and stockholders’equity
Current liabilities:
Accounts payable	$988	$2,189
Accrued liabilities	612	1,038
Accrued compensation and benefits	1,262	2,279
Accrued patent royalties	1,156	742
Income taxes payable	34	486
Deferred revenue, current	3,106	4,654
Current portion of capital lease obligations	43	36
Notes payable, current portion	720	378
Total current liabilities	7,921	11,802
Capital lease, net of current portion	108	73
Notes payable, net of current portion	394	15
Deferred revenue, long term	786	768
Deferred rent	640	461
Liability for unvested portion of early stock option exercises	288	356
Total liabilities	10,137	13,475
Commitments and contingencies
Redeemable Series D convertible preferred stock, $.001 par value; 5,900,000 and 0 shares authorized at December 31, 2005 and 2006; 5,811,100 and 0 shares issued and outstanding at December 31, 2005 and 2006, respectively	16,842	—
Stockholders’ equity
Series A convertible preferred stock, $.001 par value; 4,522,000 and 0 shares authorized, issued and outstanding at December 31, 2005 and 2006, respectively	5	—
Series B convertible preferred stock, $.001 par value; 16,559,158 and 0 shares authorized at December 31, 2005 and 2006, respectively; 16,483,176 and 0 shares issued and outstanding at December 31, 2005 and 2006, respectively	16	—
Series C convertible preferred stock, $.001 par value; 4,251,194 and 0 shares authorized, issued and outstanding at December 31, 2005 and 2006, respectively	4	—
Preferred stock, $.001 par value; 5,767,648 and 10,000,000 shares authorized at December 31, 2005 and 2006, 0 shares issued and outstanding at December 31, 2005 and 2006, respectively	—	—
Common stock, $.001 par value; 100,000,000 and 200,000,000 shares authorized as December 31, 2005 and 2006, respectively; 8,047,285 and 33,032,483 shares issued and outstanding, excluding 579,964 and 452,391 shares subject to repurchase at December 31, 2005 and 2006, respectively	8	33
Additional paid-in capital	27,061	153,902
Accumulated other comprehensive loss	—	(72)
Deferred stock-based compensation	(1,517)	—
Accumulated deficit	(19,392)	(2,952)
Total stockholders’ equity	6,185	150,911
Total liabilities and stockholders’ equity	$33,164	$164,386

See accompanying notes.

DivX, Inc.
Consolidated Statements of Operations
(in thousands, except per share data)

	Year ended December 31,
	2004	2005	2006
Net revenues:
Technology licensing	$12,228	$26,919	$47,324
Media and other distribution and services	4,123	6,128	12,001
Total net revenues	16,351	33,047	59,325
Cost of revenues:
Cost of technology licensing	2,477	2,767	2,995
Cost of media and other distribution and services(1)	1,025	889	993
Total cost of revenues	3,502	3,656	3,988
Gross profit	12,849	29,391	55,337
Operating expenses:
Selling, general and administrative(1)	9,816	15,988	25,971
Product development(1)	6,958	10,269	15,353
Total operating expenses	16,774	26,257	41,324
(Loss) income from operations	(3,925)	3,134	14,013
Interest income	68	338	3,060
Interest expense	(113)	(115)	(71)
(Loss) income before income taxes	(3,970)	3,357	17,002
Income tax provision	373	1,062	562
Net (loss) income	$(4,343)	$2,295	$16,440
Basic net (loss) income per share	$(0.82)	$—	$0.70
Diluted net (loss) income per share	$(0.82)	$—	$0.61
Shares used to compute basic net (loss) income per share	5,315	7,323	15,231
Shares used to compute diluted net (loss) income per share	5,315	7,323	17,653

(1)          Includes stock-based compensation as follows:

Cost of revenues	$—	$1	$4
Selling, general and administrative	16	261	1,528
Product development	10	141	822
Total stock-based compensation	$26	$403	$2,354

See accompanying notes.

DivX, Inc.
Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity
(in thousands)

	Series D Redeemable Convertible Preferred Stock		Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Series C Convertible Preferred Stock		Common Stock		Additional paid-in	Accumulated other comprehensive	Deferred stock-based	Accumulated	Total stockholders’ equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	capital	loss	compensation	deficit	(deficit)
Balance at December 31, 2003	—	$ —	4,522	$ 5	16,483	$ 16	—	$ —	5,194	$ 5	$ 14,692	$ —	$ —	$ (17,344)	$ (2,626)
Exercise of stock options, net of repurchases and repurchase liability for early exercises	—	—	—	—	—	—	—	—	281	—	25	—	—	—	25
Issuance of Series C preferred stock for cash, net of issuance costs	—	—	—	—	—	—	4,230	4	—	—	9,750	—	—	—	9,754
Deferred stock-based compensation	—	—	—	—	—	—	—	—	—	—	693	—	(693)	—	—
Amortization of deferred stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	26	—	26
Issuance of Series C preferred stock for services	—	—	—	—	—	—	21		—	—	50	—	—	—	50
Net loss and comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(4,343)	(4,343)
Balance at December 31, 2004	—	$ —	4,522	$ 5	16,483	$ 16	4,251	$ 4	5,475	$ 5	$ 25,210	$ —	$ (667)	$ (21,687)	$ 2,886
Exercise of stock options, net of repurchases and repurchase liability for early exercises	—	—	—	—	—	—	—	—	2,565	3	565	—	—	—	568
Issuance of Series D redeemable convertible preferred stock for cash, net of issuance costs	5,811	16,842	—	—	—	—	—	—	—	—	—	—	—	—	—
Common stock warrants exercised	—	—	—	—	—	—	—	—	7	—	33	—	—	—	33
Deferred stock-based compensation	—	—	—	—	—	—	—	—	—	—	1,244	—	(1,244)	—	—
Amortization of deferred stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	394	—	394
Stock warrants issued for services	—	—	—	—	—	—	—	—	—	—	9	—	—	—	9
Net income and comprehensive income	—	—	—	—	—	—	—	—	—	—	—	—	—	2,295	2,295
Balance at December 31, 2005	5,811	$ 16,842	4,522	$ 5	16,483	$ 16	4,251	$ 4	8,047	$ 8	$ 27,061	$ —	$ (1,517)	$ (19,392)	$ 6,185
Exercise of stock options, net of repurchases and repurchase liability for early exercises	—	—	—	—	—	—	—	—	706	1	337	—	—	—	338
Common stock warrants exercised	—	—	—	—	—	—	—	—	125	—	378	—	—	—	378
Issuance of common stock—Corporate Green acquisition	—	—	—	—	—	—	—	—	43	—	228	—	—	—	228
Reverse deferred compensation upon adoption of SFAS No. 123(R)	—	—	—	—	—	—	—	—	—	—	(1,517)	—	1,517	—	—
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	2,354	—	—	—	2.354
Tax benefits from exercise of stock options	—	—	—	—	—	—	—	—	—	—	60	—	—	—	60
Issuance of common stock upon initial public offering, net of issuance costs	—	—	—	—	—	—	—	—	7,462	8	108,150	—	—	—	108,158
Series A preferred stock converted to common stock	—	—	(4,522)	(5)	—	—	—	—	3,377	3	2	—	—	—	—
Series B preferred stock converted to common stock	—	—	—	—	(16,483)	(16)	—	—	8,242	8	8	—	—	—	—
Series C preferred stock converted to common stock	—	—	—	—	—	—	(4,251)	(4)	2,125	2	2	—	—	—	—
Series D preferred stock converted to common stock	(5,811)	(16,842)	—	—	—	—	—	—	2,905	3	16,839	—	—	—	16,842
Comprehensive income:
Net income	—	—	—	—	—	—	—	—	—	—	—	—	—	16,440	16,440
Unrealized loss on short-term investments	—	—	—	—	—	—	—	—	—	—	—	(72)	—	—	(72)
Total comprehensive income															16,368
Balance at December 31, 2006	—	$ —	—	$ —	—	$ —	—	$ —	33,032	$ 33	$ 153,902	$ (72)	$ —	$ (2,952)	$ 150,911

DivX, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Year ended December 31,
	2004	2005	2006
Cash flows (used in) from operating activities:
Net (loss) income	$(4,343)	$2,295	$16,440
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	610	1,022	1,649
Deferred taxes	—	—	(2,300)
Stock-based compensation	76	403	2,354
Amortization of discount on short-term investments	—	—	(134)
Changes in operating assets and liabilities:
Accounts receivable	(970)	(1,952)	(2,745)
Prepaid expenses and other assets	(1,081)	432	(1,786)
Accounts payable	1,260	(755)	476
Accrued liabilities	1,532	(232)	1
Accrued compensation and benefits	423	591	1,017
Deferred rent	761	(121)	(179)
Deferred revenue, net	702	473	1,530
Income taxes payable	—	34	452
Net cash (used in) provided by operating activities	(1,030)	2,190	16,775
Cash flows used in investing activities:
Purchases of short-term investments	—	—	(63,869)
Proceeds from sales and maturities of short-term investments	—	—	1,600
Purchase of property and equipment	(2,283)	(885)	(1,586)
Restricted cash	(250)	—	—
Cash paid in Corporate Green acquisition	—	—	(351)
Net cash used in investing activities	(2,533)	(885)	(64,206)
Cash flows from financing activities:
Net proceeds from issuance of preferred stock	9,754	16,842	—
Net proceeds from issuance of common stock, net of underwriting discounts and commissions	232	701	111,820
Expenses related to initial public offering	—	—	(2,403)
Excess tax benefit from exercise of stock options	—	—	60
Repurchase of unvested stock	—	(20)	(8)
Payments on capital lease obligations	(473)	(272)	(42)
Proceeeds from notes payable	1,006	761	—
Payments on notes payable	(609)	(1,216)	(721)
Net cash provided by financing activities	9,910	16,796	108,706
Net increase in cash and cash equivalents	6,347	18,101	61,275
Cash and cash equivalents at beginning of year	587	6,934	25,035
Cash and cash equivalents at end of year	$6,934	$25,035	$86,310
Supplemental disclosure:
Cash paid for income taxes	$373	$1,028	$2,350
Capital leases for acquisition of computer equipment	$573	$—	$—
Cash paid for interest	$113	$115	$68

See accompanying notes.

DivX, Inc.
Notes to Consolidated Financial Statements

1.   Organization and summary of significant accounting policies

DivX, Inc., or the Company, was incorporated in Delaware on May 16, 2000. The Company creates products and services designed to improve consumers’ media experience. The Company’s first product offering was a video compression-decompression software library, or codec. In addition to its codec, the Company provides consumer software, including the DivX Player application, from its website, DivX.com. The Company also licenses its technologies to consumer hardware device manufacturers and certifies their products to ensure the interoperable support of DivX-encoded content. In addition to technology licensing to consumer hardware device manufacturers, the Company currently generates revenue from software licensing, advertising, distributing third-party software and services related to digital media distribution.

Principles of consolidation

The consolidated financial statements include the accounts of DivX, Inc. and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes to the financial statements. Actual results could differ from those estimates.

Cash and cash equivalents

Cash and cash equivalents consist of cash, money market funds and other highly liquid investments with original maturities of three months or less from the date of purchase. As of December 31, 2006, the Company had $270,000 of restricted cash primarily related to an unused letter of credit.

Investments with original maturities at date of purchase greater than three months are classified as short-term investments. The Company manages its cash equivalents and short-term investments as a single portfolio of highly marketable securities, all of which are intended to be available for the Company’s current operations. As such, all of the Company’s short-term investments are classified as available-for-sale and are reported at fair value, as determined by quoted market prices, with any unrealized gains and losses, net of tax, recorded as a separate component of accumulated other comprehensive loss in stockholders’ equity. The cost of securities sold is based on the specific identification method. Investments in auction rate securities are recorded, in short-term investments, at cost, which approximates fair value due to their variable interest rates, which typically reset every 27 to 34 days, and, despite the long-term nature of their stated contractual maturities, the Company has the ability to quickly liquidate these securities.

Long-lived assets

Long-lived assets, consisting primarily of office and computer equipment, are recorded at cost. Depreciation is computed using the straight-line method over the shorter of the useful lives of the assets or the remaining associated lease terms, which are three to seven years.

Long-lived assets, such as property and equipment, are evaluated for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable in accordance with

DivX, Inc.
Notes to Consolidated Financial Statements (Continued)

1.   Organization and summary of significant accounting policies (Continued)

Statement of Financial Accounting Standards, or SFAS, No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The Company assesses the value of the assets based on the future cash flows the assets are expected to generate, and recognizes an impairment loss when the estimated undiscounted future cash flows that are expected to result from the use of the assets, plus net proceeds expected from disposition of the assets (if any), are less than the carrying value of the assets. When an impairment is identified, the Company reduces the carrying amount of the assets to estimated fair value based on a discounted cash flow approach or, when available and appropriate, comparable market values.

Concentration of credit risk

A small number of customers account for a significant percentage of the Company’s net revenues as follows:

Year ended December 31,	2004	2005	2006
Google Inc.	10%	15%	20%
LG Electronics Inc.	*	*	10
Koninklijke Philips Electronics N.V.	13	13	*

*                    Less than 10% of net revenue.

As the Company does not ship inventory, credit is generally extended given consideration to the small financial commitment of the Company’s resources to any customer transaction. A cash deposit is generally not required.

Accounts receivable and allowance for uncollectible sales and accounts

The Company has reflected in its balance sheets, on a net basis, amounts invoiced to customers that are unpaid when the associated revenue is unearned. The amount of unearned revenue that has been offset against the related accounts receivable totaled $1,412,000 and $3,888,000 at December 31, 2005 and 2006, respectively.

The Company maintains a reserve for estimated uncollectible sales and accounts. The Company estimates the allowance for uncollectible sales and accounts based on its historical experience. In evaluating the adequacy of this reserve the Company considers the length of time the receivables are past due, specific customer creditworthiness, geographic risk, the current business environment and historical discrepancies in business volume reports received from customers. In cases where the customer is new and has an undemonstrated ability to pay, the Company delays recognition of the revenue until such time as the new customer has paid unless significant and persuasive evidence exists that the customer is creditworthy.

Actual future write-offs may differ from the allowances the Company has estimated, which may have a material effect on the Company’s future results of operations and financial condition.

DivX, Inc.
Notes to Consolidated Financial Statements (Continued)

1.   Organization and summary of significant accounting policies (Continued)

Fair value of financial instruments

Financial instruments, including cash equivalents, accounts receivable, net of applicable allowances, accounts payable and accrued liabilities, are carried at cost, which management believes approximates fair value because of the short-term maturity of these instruments.

Deferred rent

Rent expense on noncancellable leases containing known future scheduled rent increases are recorded on a straight-line basis over the term of the respective leases beginning when the Company takes possession of the leased property. The difference between rent expense and rent paid is accounted for as deferred rent. Landlord construction allowances and other such lease incentives are recorded as deferred rent and are amortized on a straight-line basis as a reduction to rent expense.

Revenue recognition

The Company evaluates revenue recognition for transactions to sell products and services and to license technology using the criteria set forth by the Securities Exchange Commission in Staff Accounting Bulletin No. 104, Revenue Recognition, or SAB No. 104. SAB No. 104 states that revenue is recognized when each of the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the seller’s price to the buyer is fixed and determinable and collectibility is reasonably assured. In accordance with Emerging Issues Task Force, or EITF, Issue No. 00-21, revenue from multiple-element arrangements is allocated among separate elements based on their relative fair values, provided the elements have value on a stand-alone basis, there is objective and reliable evidence of fair value, the arrangement does not include a general right of return relative to the delivered item and delivery or performance of the undelivered item(s) is considered probable and substantially in the Company’s control. The maximum revenue recognized on a delivered element is limited to the amount that is not contingent upon the delivery of additional items.

The Company’s licensing revenue is primarily derived from royalties paid to the Company by licensees of the Company’s intellectual property rights. Revenue in such transactions is recognized during the period in which such customers report to the Company the number of royalty-eligible units that they have shipped. Revenue from guaranteed minimum-royalty licenses is recognizable upon delivery of the technology license when no further obligations of the Company exist. In certain guaranteed minimum-royalty licenses, the Company enters into extended payment programs with customers. Revenue related to such extended payment programs is recognized when periodic payments become due to the Company. Royalties and other license fees are recorded net of reserves for estimated losses, and are recognized when all revenue recognition criteria have been met. The Company makes judgments as to whether collectibility can be reasonably assured based on the licensee’s recent payment history unless significant and persuasive evidence exists that the customer is creditworthy. In the absence of a favorable collection history or significant and persuasive evidence that the customer is creditworthy, the Company recognizes revenue upon receipt of cash, provided that all other revenue recognition criteria have been met.

The Company recognizes revenue in connection with its software products pursuant to the requirements of Statement of Position, or SOP, No. 97-2, Software Revenue Recognition, as amended by SOP No. 98-9, Software Revenue Recognition with Respect to Certain Arrangements. For multiple element

DivX, Inc.
Notes to Consolidated Financial Statements (Continued)

1.   Organization and summary of significant accounting policies (Continued)

software arrangements, the Company recognizes revenue under the residual method when Company-specific objective evidence of fair value exists for all of the undelivered elements of the arrangement, but does not exist for one or more of the delivered elements in the arrangement. Under the residual method, at the outset of the arrangement with a customer, the Company defers revenue for the fair value of its undelivered elements and recognizes the revenue for the remainder of the arrangement fee attributable to the elements initially delivered, such as software licenses, when the criteria in SOP No. 97-2 have been met. If vendor specific objective evidence does not exist for an undelivered element in a software arrangement, such as distribution or other term-based arrangements for which the license fee includes support during the arrangement term, revenue is recognized over the term of the contractual support period or, if unspecified, 24 to 36 months (depending on the estimated length of the product life cycle, which approximates the support period for the specific product), commencing upon delivery of the Company’s software to the customer. Royalty revenue from license agreements with independent software vendors, or ISVs, is recognized upon receipt of reports from licensees stating the number of products implementing the Company’s technologies on which royalties are due. In the case of prepayments received from an ISV when the Company provides ongoing support to the ISV in the form of future upgrades, enhancements or other services over the term of the arrangement, revenue is recognized ratably over the term of the contract, as vendor specific objective evidence does not exist for future support services to be provided.

So long as all of the other elements of revenue recognition are met, the Company recognizes revenues on services during the period such services are provided. The Company is paid for distributing certain third-party software when such software is downloaded or installed via the Company’s website. The related distribution fees are recognized based on the number of downloads and installations. The Company is also paid by content providers and commercial content users to encode content into the DivX media format, and recognizes related revenues when such encoding services are provided. Additionally, the Company is paid service fees as a percentage of transaction revenue for electronically distributing encoded media for content providers, and recognizes related revenues in the period third-party reports on such transactions are received.

Product development costs

The Company includes research and development costs as part of product development. The Company accounts for research and development costs in accordance with several accounting pronouncements, including SFAS No. 2, Accounting for Research and Development Costs, and SFAS No. 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed. SFAS No. 86 specifies that costs incurred internally in researching and developing a computer software product should be charged to expense until technological feasibility has been established for the product. Once technological feasibility is established, all software costs should be capitalized until the product is available for general release to customers. Judgment is required in determining when technological feasibility of a product is established. The Company has determined that technological feasibility for its software products is reached shortly before the products are available for general release to customers. Through December 31, 2006, the Company has expensed all software development costs when incurred because costs incurred after technological feasibility was established and prior to commercial availability were not material. Additionally, the Company incurs website development costs. Such costs are accounted for in accordance with EITF Issue No. 00-2, Accounting for Web Site Development Costs, and SOP No. 98-1,

DivX, Inc.
Notes to Consolidated Financial Statements (Continued)

1.   Organization and summary of significant accounting policies (Continued)

Accounting for the costs of Computer Software Developed or Obtained for Internal Use. Through December 31, 2006, costs required to be capitalized, such as software acquired or built while in the web site application and infrastructure development stage have not been material, and as a result all related development costs have been expensed in the period incurred.

Income taxes

The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. Deferred income tax assets or liabilities are recognized based on the temporary differences between financial statement and income tax basis of assets and liabilities using enacted tax rates in effect for the years in which the differences are expected to reverse. Deferred income tax expenses or credits are based on the changes in the deferred income tax assets or liabilities from period to period. A valuation allowance is recorded when it is more likely than not that some of the deferred tax assets will not be realized. The Company also determines its tax contingencies in accordance with SFAS No. 5, Accounting for Contingencies. The Company records estimated tax liabilities to the extent the contingencies are probable and can be reasonably estimated.

Advertising

The Company expenses advertising costs as incurred. Advertising expenses for the years ended December 31, 2004, 2005, and 2006, were approximately $8,000, $65,000 and $506,000, respectively.

Net income (loss) per share data

For periods where the Company had two classes of equity securities, it followed EITF Issue No. 03-6, Participating Securities and the Two-Class Method under FASB Statement 128, which established standards regarding the computation of earnings per share, or EPS, by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the Company. EITF Issue No. 03-6 requires earnings available to common stockholders for the period, after deduction of preferred stock dividends, to be allocated between the common and preferred stockholders based on their respective rights to receive dividends. Basic EPS is then calculated by dividing income allocable to common stockholders (including the reduction for any undeclared, preferred stock dividends assuming current income for the period had been distributed) by the weighted average number of shares outstanding, net of shares subject to repurchase. EITF Issue No. 03-6 does not require the presentation of basic and diluted EPS for securities other than common stock; therefore, the following EPS amounts only pertain to the Company’s common stock.

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

DivX, Inc.
Notes to Consolidated Financial Statements (Continued)

1.   Organization and summary of significant accounting policies (Continued)

The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except per share amounts):

	Year ended December 31,
	2004	2005	2006
Numerator:
Net (loss) income	$(4,343)	$2,295	$16,440
Income allocable to preferred stockholders	—	(2,295)	(5,704)
Net (loss) income allocable to common stockholders	$(4,343)	$—	$10,736
Denominator:
Weighted-average common shares outstanding (basic)	5,315	7,323	15,231
Common equivalent shares from common and preferred stock warrants	—	—	587
Common equivalent shares from options to purchase common stock and unvested shares of common stock subject to repurchase	—	—	1,835
Weighted-average common shares outstanding (diluted)	5,315	7,323	17,653
Basic net (loss) income per share	$(0.82)	$—	$0.70
Diluted net (loss) income per share	$(0.82)	$—	$0.61

Potentially dilutive securities not included in the calculation of diluted net income (loss) per share because to do so would be anti-dilutive are as follows (in thousands):

	Year ended December 31,
	2004	2005	2006
Convertible preferred stock	12,665	16,642	12,082
Common and preferred stock warrants	752	755	—
Options to purchase common stock	4,129	1,698	124
Shares of common stock subject to repurchase	336	580	—
Totals	17,882	19,675	12,206

Stock-based compensation

Prior to January 1, 2006, the Company accounted for employee stock-based compensation in accordance with provisions APB 25, and Financial Accounting Standards Board Interpretation, or FIN, No. 44, Accounting for Certain Transactions Involving Stock Compensation—an Interpretation of APB No. 25, and complied with the disclosure provisions of SFAS 123, and related SFAS No. 148, Accounting for Stock-Based Compensation—Transaction and Disclosure. Under APB 25, compensation expense is based on the difference, if any, on the date of the grant, between the fair value of the Company’s stock and the exercise price of the option. The Company amortized deferred stock-based compensation using the straight-line method over the vesting period.

For non-employees, the Company accounts for stock-based compensation in accordance with EITF Issue No. 96-18, Accounting Recognition for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods for Services. Equity instruments awarded to non-employees are periodically remeasured as the underlying awards vest unless the instruments are fully vested, immediately exercisable and nonforfeitable on date of grant.

DivX, Inc.
Notes to Consolidated Financial Statements (Continued)

1.   Organization and summary of significant accounting policies (Continued)

Prior to its initial public offering in September 2006, the Company granted stock options to purchase common stock to employees with exercise prices equal to the value of the underlying stock, as determined by the board of directors on the date the equity award was granted. The Company’s board of directors had determined the fair value of the Company’s common stock based on several factors, including but not limited to, historical and projected financial results, the risks the Company faced at the time, the preferences of the Company’s preferred stockholders, the lack of liquidity of the Company’s common stock and third party valuation analyses.

In connection with the preparation of the financial statements for the Company’s initial public offering and solely for the purposes of accounting for stock-based compensation for financial statement purposes, the Company’s management reassessed the fair value of the Company’s common stock for the equity awards granted on or after October 1, 2004 (which coincided approximately with the Company’s Series C preferred stock financing) through December 31, 2005, based in part upon a retrospective third-party valuation analysis. Based upon this reassessment of the fair value of the Company’s common stock, the Company recorded deferred stock-based compensation to the extent that the reassessed value of the Company’s common stock at the date of the grant exceeded the exercise price of the equity awards. Reassessed values are inherently uncertain and highly subjective. The Company recorded deferred compensation of $693,000 during 2004 and $1,244,000 during 2005. For stock options granted prior to September 30, 2004, no expense was recorded as management determined that the estimated fair value of the Company’s stock at the date of grant did not exceed the exercise price. Deferred stock-based compensation is being amortized on a straight-line basis over the stock option vesting period of generally four years. In 2005, the Company recognized stock-based compensation expense related to options granted to employees based on the reassessed values of the common stock underlying the stock option awards. The expense associated with the amortization of unearned stock-based compensation related to options is classified in the Company’s statements of operations as follows:

	Year ended December 31,
	2004	2005	2006
	(in thousands)
Total cost of revenues	$—	$1	$4
Selling, general and administrative	16	252	190
Product development	10	141	262
Total	$26	$394	$456

The table below shows the expected amortization of unearned stock-based compensation expense over the next three years for all options granted as of December 31, 2005 assuming all employees remain employed by the Company for their remaining vesting periods:

Expense by year	2007	2008	2009
	(in thousands)
Amortization of unearned stock-based compensation related to options granted to purchase shares of common stock	$450	$424	$173

In December 2004, the FASB issued SFAS 123R. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their grant date fair values and does not allow the previously permitted pro forma disclosure-only

DivX, Inc.
Notes to Consolidated Financial Statements (Continued)

1.   Organization and summary of significant accounting policies (Continued)

method as an alternative to financial statement recognition. SFAS 123R supersedes APB 25 and related interpretations and amends SFAS No. 95, Statement of Cash Flows.

In 2006, the Company adopted SFAS No. 123R, Share-Based Payment, or SFAS 123R, which requires that share-based payment transactions with employees be recognized in the financial statements based on their fair value and recognized as compensation expense over the vesting period. The Company adopted SFAS 123R effective January 1, 2006, prospectively for new equity awards issued subsequent to January 1, 2006. The adoption of SFAS 123R in 2006 resulted in the recognition of additional stock-based compensation expense and a reduction in net income of $1.9 million. Recording this stock compensation expense caused the Company’s basic and diluted earnings per share for the fiscal year ended December 31, 2006 to be reduced by $0.12 and $0.11, respectively. The Company has unrecognized compensation cost relating to awards issued prior to December 31, 2005 of $1,047,000. Pursuant to SFAS 123R, as the Company utilized the minimum value method, the Company will continue to recognize compensation expense relating to unvested awards using APB 25 which is the same accounting principle originally applied to those awards.

In connection with the adoption of SFAS 123R, the Company reviewed and updated, among other things, its forfeiture rate, expected term and volatility assumptions. The weighted average expected lives of the options for the year ended December 31, 2006 reflects the application of the simplified method set out in SAB No. 107 Share Based Payments, or SAB 107, which was issued in March 2005. The simplified method defines the life as the average of the contractual term of the options and the weighted average vesting period for all option tranches. Estimated volatility for the year ended December 31, 2006 also reflects the application of SAB 107 interpretive guidance and, accordingly, incorporates historical volatility of similar entities whose share price are publicly available. The fair value of each option grant is estimated on the date of grant using the Black-Scholes method with the following assumptions the year ended December 31, 2006:

Expected life (in years)	6.25
Interest rate	5.0%
Volatility	55%
Dividend yield	—

As of December 31, 2006, there was $5.5 million of unrecognized compensation cost related to stock options which is expected to be recognized over a weighted-average period of 1.54 years.   The unrecognized compensation related to the acquisition of Corporate Green (which is described in more detail in Note 11) was $248,000 and will be recognized over 1.25 years. The Company recorded cash received from the exercise of stock options of $414,000 and related tax benefits of $60,000 during fiscal 2006. Upon option exercise, the Company issues new shares of common stock.

The estimated weighted-average fair value of an option to purchase one share of common stock granted during 2006 was $7.30. The total intrinsic value of options exercised during 2006 was $2.3 million.

2006 Employee Stock Purchase Plan

In July 2006, the Company adopted the 2006 Employee Stock Purchase Plan, or Purchase Plan. A total of 550,000 shares of common stock were initially reserved under the Purchase Plan, such number to be automatically increased on January 1 of each year, beginning with January 1, 2007, by the lesser of

DivX, Inc.
Notes to Consolidated Financial Statements (Continued)

1.   Organization and summary of significant accounting policies (Continued)

(i) one and one-half percent of the total number of shares outstanding or (ii) 1,500,000 of common stock, subject to adjustment as provided in the Purchase Plan, for issuance and purchase by employees of the Company to assist them in acquiring a stock ownership interest in the Company and to encourage them to remain employees of the Company. The Purchase Plan is qualified under Section 423 of the Internal Revenue Code and permits eligible employees to purchase common stock at a discount through payroll deductions during specified six-month offering periods. No employee may purchase more than $25,000 worth of common stock in any calendar year.

The purchase price of common stock under the Purchase Plan shall be determined as the lesser of (i) an amount equal to eighty-five percent of the fair market value of the shares of common stock on the offering date or (ii) an amount equal to eighty-five percent of the fair market value of the shares of common stock on the applicable date.

The fair value of each compensatory share purchase right is estimated on the date of grant using the Black-Scholes option pricing model. The following assumptions were used in estimating the fair value of the purchase rights during 2006:

Expected volatility	39.3%
Risk-free interest rate	5.1%
Dividend yield	—
Expected term (in years)	0.5

The weighted-average estimated fair value of each compensatory share purchase right issued during 2006 was $4.29.

Reclassifications

Certain prior-period amounts have been reclassified to conform to the current-period presentation.

Recently issued accounting standards

In July 2006, the FASB issued Interpretation No. 48 Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, or FIN 48, which is effective for the Company as of the interim reporting period beginning January 1, 2007. The validity of any tax position is a matter of tax law, and generally there is no controversy about recognizing the benefit of a tax position in a company’s financial statements when the degree of confidence is high that the tax position will be sustained upon examination by a taxing authority. The tax law is subject to varied interpretation, and whether a tax position will ultimately be sustained may be uncertain. Under FIN 48, the impact of an uncertain income tax position on the income tax provision must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. FIN 48 also requires additional disclosures about unrecognized tax benefits associated with uncertain income tax positions and a reconciliation of the change in the unrecognized benefit. In addition, FIN 48 requires interest to be recognized on the full amount of deferred benefits for uncertain tax positions. An income tax penalty is recognized as expense when the tax position does not meet the minimum statutory threshold to avoid the

DivX, Inc.
Notes to Consolidated Financial Statements (Continued)

1.   Organization and summary of significant accounting policies (Continued)

imposition of a penalty. The Company continues to evaluate the impact of FIN 48 on its consolidated financial statements.

In September 2006, the SEC released SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, or SAB 108. SAB 108 provides interpretive guidance on the SEC’s views on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The provisions of SAB 108 are effective for the Company for the fiscal year ended December 31, 2006. The application of SAB 108 did not have a material effect on the Company’s financial position, cash flows, and results of operations.

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, or SFAS 159. SFAS 159 provides companies with an option to report selected financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact, if any, of the provisions of SFAS 159.

2.   Short-term investments

The following table summarizes short-term investments by security type as of December 31, 2006 (in thousands):

		Gross	Gross
	Amortised	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Auction rate securities	$9,800	$—	$—	$9,800
Comercial Paper	23,913	—	(23)	23,890
Corporate Bonds	26,232	—	(43)	26,189
Government	2,458	—	(6)	2,452
	$62,403	$—	$(72)	$62,331

The following table summarizes the contractual maturities of the Company’s short-term investments (in thousands):

	December 31,
	2005	2006
Less than one year	$—	$43,284
Due in one to five years	—	9,247
Due after five years	—	9,800
	$—	$62,331

DivX, Inc.
Notes to Consolidated Financial Statements (Continued)

2.   Short-term investments (Continued)

Asset-backed securities have been allocated within the contractual maturities table based upon the set maturity date of the security. Realized gains and losses on short-term investments are included in other income (expense), net, in the accompanying Consolidated Statement of Operations. The Company recorded no realized gains or losses on its short-term investments in 2004, 2005 or 2006.

As of December 31, 2006, the Company had no investments that have been in a continuous unrealized loss position for a period of 12 months.

3.   Property and equipment

Property and equipment consists of the following (in thousands):

	December 31,
	2005	2006
Computer equipment	$3,679	$5,215
Software	776	1,039
Leasehold improvements	1,002	1,002
Furniture and fixtures	271	315
Office equipment	160	172
	5,888	7,743
Less accumulated depreciation and amortization	(3,012)	(4,255)
	$2,876	$3,488

4.   Redeemable Series D convertible preferred stock and stockholders’ equity

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

The aggregate purchase price of the offering, exclusive of shares sold by selling stockholders in the offering, was $119,385,000. The net offering proceeds received by the Company after deducting total estimated expenses, including the underwriters’ discount were $108,158,000. The Company incurred total estimated expenses in connection with the offering of $11,227,000, which consisted of $2,527,000 in legal, accounting and printing fees, $8,357,000 in underwriters’ discounts, fees and commissions, and $343,000 in miscellaneous expenses. No payments for such expenses were made directly or indirectly to (i) any of the Company’s directors, officers or their associates, (ii) any person owning 10% or more of any class of the Company’s equity securities or (iii) any of the Company’s affiliates.

DivX, Inc.
Notes to Consolidated Financial Statements (Continued)

4.   Redeemable Series D convertible preferred stock and stockholders’ equity (Continued)

Upon closing of the Company’s initial public offering, 5,811,100 shares of outstanding redeemable convertible preferred stock, and 25,256,370 shares of outstanding convertible preferred stock, converted into 16,649,881 shares of common stock. Therefore, at December 31, 2006, there were no outstanding shares of redeemable convertible preferred stock or convertible preferred stock.

Series A, Series B, and Series C convertible preferred stock

Each share of Series A, Series B, and Series C preferred stock was convertible into 1.49, 1 and 1 shares of common stock, respectively. The Series A, Series B, and Series C preferred stock automatically converted into shares of common stock upon the closing of the Company’s initial public offering on September 21, 2006. In addition, the terms included anti-dilution provisions whereby the conversion ratio would have been adjusted due to stock splits, issuance of a stock dividend on outstanding shares of common stock or the issuance of equity securities at a consideration per share less than the conversion price in effect immediately prior to such issuance, subject to certain exceptions.

Dividends on the Series A, Series B and Series C preferred stock were non-cumulative, but if dividends were declared, each share of Series A, Series B and Series C preferred stock was entitled to $0.1125, $0.029 and $0.1859 per annum, respectively, on a pari passu basis, subject to the prior payment of stated dividends on the Series D preferred stock and prior and in preference to payment of any dividends on the common stock. Holders of the Series A, Series B and Series C preferred stock were entitled to vote together with holders of the common stock on all matters brought before holders of the common stock, and with holders of other series of preferred stock and separately as a class on certain other matters. Each share of Series A, Series B and Series C preferred stock was entitled to a number of votes equal to the number of shares of common stock issuable upon conversion.

Subject to prior payment of the liquidation preference on the Series D preferred stock and prior and in preference to the payment of any amounts in respect of common stock, (i) each share of Series A preferred stock was entitled to a liquidation preference between $0 and $1.25 per share, depending upon the aggregate liquidation value of the Company at the time of such liquidation, (ii) each share of Series B preferred stock was entitled to a liquidation preference between $0 and $0.7252 per share, depending upon the aggregate liquidation value of the Company at the time of such liquidation and (iii) each share of Series C preferred stock was entitled to a liquidation preference of $2.3232 per share. To the extent there were proceeds available for distribution in respect of the Series A, Series B and Series C preferred stock upon liquidation, such amounts would be applied first to satisfy the Series C liquidation preference in full, then to satisfy the Series B liquidation preference in full, and finally to satisfy the Series A liquidation preference in full. Proceeds on liquidation remaining after satisfaction of such preferences would be distributed ratably to the holders of common stock and preferred stock on an as-if converted basis, subject to certain limits on the aggregate amounts payable to the holders of the Series C and Series D preferred stock. A liquidation included a merger, consolidation or sale of all or substantially all of the assets of the Company, subject to certain exceptions.

Redeemable Series D convertible preferred stock

Each share of Series D preferred stock was converted into one share of common stock automatically upon the closing of the Company’s initial public offering on September 21, 2006. In addition, the terms included anti-dilution provisions whereby the conversion ratio would have been adjusted due to stock

DivX, Inc.
Notes to Consolidated Financial Statements (Continued)

4.   Redeemable Series D convertible preferred stock and stockholders’ equity (Continued)

splits, issuance of a stock dividend on outstanding shares of common stock or the issuance of equity securities at a consideration per share less than the conversion price in effect immediately prior to such issuance, subject to certain exceptions.

Dividends on the Series D preferred stock were non-cumulative, but if dividends were declared, each share of Series D preferred stock was entitled to $0.2337 per annum prior to and in preference to the payment of any dividends on the Series A, Series B and Series C preferred stock and the common stock. Holders of the Series D preferred stock were entitled to vote together with the holders of the common stock on all matters brought before holders of the common stock, and with holders of other series of preferred stock and separately as a class on certain other matters. Each share of Series D preferred stock was entitled to a number of votes equal to the number of shares of common stock issuable upon conversion. Each share of Series D preferred stock was entitled to a liquidation preference of $2.9216 per share prior and in preference to the payment of any amounts in respect of Series A, Series B and Series C preferred stock and common stock. Proceeds on liquidation remaining after satisfaction of liquidation preferences payable on the Series A, Series B, Series C and Series D preferred stock would be distributed ratably to the holders of common stock and preferred stock on an as-if converted basis, subject to certain limits on the aggregate amounts payable to the holders of the Series C preferred stock and Series D preferred stock. A liquidation included a merger, consolidation or sale of all or substantially all of the assets of the Company, subject to certain exceptions.

In accordance with Accounting Series Release 268, Redeemable Preferred Stock, in periods outstanding the Company has excluded the Redeemable Series D Convertible Preferred Stock from its caption Stockholders’ Equity because redemption was outside the control of the Company. While the shares were redeemable on or after a specified date at the option of the shareholder, the shareholder also could have converted into shares of common stock of the Company at its option and the conversion was considered substantive. As such, the Company considered the Redeemable Series D Convertible Preferred Stock contingently redeemable.

Stock options

In July 2006, the Company adopted its 2006 Equity Incentive Plan, or 2006 Plan, which became effective immediately following the closing date of the Company’s initial public offering. A total of 5,900,000 shares of common stock were initially reserved under the 2006 Plan, such number to be automatically increased on January 1 of each year, beginning with January 1, 2007, by the lesser of (i) five percent of the total number of shares of common stock outstanding on December 31 of the previous year or (ii) 5,000,000 shares of common stock, subject to adjustments provided in the 2006 Plan, or such smaller amount of shares of common stock as the board of directors or compensation committee may designate. Generally, options granted under the 2006 Plan are exercisable for up to 10 years from the date of grant and vest over a four-year period. The Company also has a 2000 Stock Incentive Plan, or 2000 Plan. The Company has reserved 6,579,011 shares of common stock for issuance under the 2000 Plan. Generally, options granted under the 2000 Plan are exercisable for up to 10 years from the date of grant and vest over a four-year period. The 2000 Plan allows for early exercise of unvested options. Upon adoption of the 2006 Plan, the Company will not make further grants from the 2000 Plan. Upon the exercise of an option prior to vesting, the Company has a right to repurchase such shares at the original exercise price to the extent that they have not vested in accordance with the related option agreement. In accordance with EITF Issue No. 00-23, Issues Related to Accounting for Stock Compensation under APB Opinion No. 25 and FASB

DivX, Inc.
Notes to Consolidated Financial Statements (Continued)

4.   Redeemable Series D convertible preferred stock and stockholders’ equity (Continued)

Interpretation No. 44, the consideration received for the exercise of an unvested stock option granted after the effective date of EITF Issue No. 00-23 is to be considered a deposit of the exercise price, and thus is a liability that is recorded by the Company. The liability associated with this potential for repurchase, and the related shares, are only reclassified into equity as the option award vests. As a result, the Company has recorded a liability of $288,000 and $356,000 as of December 31, 2005 and 2006, respectively, for the unvested portion of early stock option exercises.

Following is a summary of all stock option activity for the years ended December 31, 2004, 2005 and 2006 (in thousands, except per share amounts):

	Options	Weighted-average exercise price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance at December 31, 2003	3,624	$0.20
Granted	1,033	0.48
Exercised	(436)	0.54
Canceled	(75)	0.18
Balance at December 31, 2004	4,146	$0.24
Granted	744	1.12
Exercised	(2,852)	0.23
Canceled	(341)	0.48
Balance at December 31, 2005	1,697	$0.58
Granted	999	10.40
Exercised	(586)	0.71
Canceled	(127)	2.53
Balance at December 31, 2006	1,983	$5.36	7.7	$35,765
Vested at December 31, 2006	898	$0.76	5.8	$20,028
Vested and expected to vest at December 31, 2006	1,873	$5.03	7.4	$34,365
Exercisable at December 31, 2006	1,756	$2.70	7.3	$35,766

The number of shares subject to options outstanding at December 31, 2005 and 2006 includes 579,964, and 452,391 of shares at a weighted average exercise price of $0.50, and $0.79, respectively, that were unvested at December 31, 2005 and 2006.

As of December 31, 2006, 781,724 and 5,673,362 shares were available for future grant under the 2000 Plan and the 2006 Plan, respectively.

Warrants

At December 31, 2005 and 2006, warrants to purchase 754,605 and 583,339 shares, respectively were issued and vested, including the warrants described below. The fair value of the services recorded as expense for the years ended December 31, 2004, 2005, and 2006 was $0, $9,000, and $0, respectively. The

DivX, Inc.
Notes to Consolidated Financial Statements (Continued)

4.   Redeemable Series D convertible preferred stock and stockholders’ equity (Continued)

Company recognizes compensation as the services are provided and shares are vested. The following table summarizes the warrants outstanding at December 31, 2006:

Security issuable upon exercise	Shares issuable	Grant date	Exercise price	Term	Purpose of grant
Common stock	50,000	December 2000	$0.32	10 years	Acquisition of assets
Common stock	25,000	April 2001	8.00	9.5 years	Services
Common stock	473,755	April 2002	0.73	7 years	Services provided by related party and affiliates
Common stock	1,250	September 2002	0.73	5 years	Services
Common stock	33,334	September 2002 through July 2003	0.73	5-10 years	Lending arrangement

The Company determined the value of these warrants at the date of grant using the Black-Scholes option pricing model based on the estimated fair value of the underlying stock, a volatility rate ranging from 75% to 100%, no dividends, a risk-free interest rate ranging from 4% to 6%, and an expected life that coincides with the maximum exercise periods of the warrants.

Shares of common stock reserved for issuance

As of December 31, 2005 and 2006, shares of common stock reserved for issuance were as follows (In thousands):

	December 31,
	2005	2006
Series A convertible preferred stock	3,377	—
Series B convertible preferred stock	8,241	—
Series C convertible preferred stock	2,126	—
Series D convertible preferred stock	2,906	—
Common stock options outstanding	1,697	1,983
Common stock options available for grant	1,342	7,005
Warrants	755	583
Total common shares reserved for future issuance	20,444	9,571

Note receivable from stockholder/officer

At December 31, 2005, the Company had a note receivable for approximately $75,000 from a stockholder and officer of the Company. At December 31, 2005, the note was fully reserved. In April 2006, the Company forgave in its entirety the remainder of the outstanding amount of approximately $76,000.

DivX, Inc.
Notes to Consolidated Financial Statements (Continued)

5.   Financing arrangement, excluding capital leases

The Company has a loan and security agreement consisting of a $10.0 million revolving line of credit for working capital purposes and up to $2.0 million to finance eligible equipment whereby the Company can receive term loans, due in 30 to 48 monthly installments. As of December 31, 2005 and 2006 $1,114,000, and $393,000 was outstanding under this equipment term loan agreement, respectively. Interest is payable monthly at the bank’s prime rate plus 1.0%, not to go below 5.0% and the bank’s prime rate minus 1.0% at December 31, 2005 and 2006, respectively. The interest rate was 8.25% and 7.25% at December 31, 2005, and 2006, respectively.

The financing arrangement is secured by any and all certificates of deposit, money market accounts, deposit accounts, investment accounts and/or other accounts held at the bank. The Company must adhere to various reporting and administrative covenants. As of December 31, 2006 the Company was in compliance with such covenants.

The financing arrangement is subject to events of default, including if (i) a material adverse change occurs in the Company’s financial condition, (ii) the lender believes the prospect of payment or performance of the indebtedness is impaired or (iii) the lender in good faith deems itself insecure. If an event of default occurs, all amounts due under the revolving line of credit and term loan agreement would become due and payable. While there are subjective acceleration clauses contained in this financing arrangement, the Company’s management presently believes the likelihood of triggering acceleration to be remote.

Aggregate maturities of the Company’s debt arrangement at December 31, 2006, are as follows (in thousands):

2007	$378
2008	15
Total	$393

6.   Commitments

Leases

The Company has multiple capital and operating leases for facilities and equipment expiring through 2009. Cost under capital leases was $1,900,000 at December 31, 2005 and 2006. Accumulated amortization under capital leases was $1,647,000 and 1,800,000 at December 31, 2005 and 2006, respectively. Amortization of equipment under capital lease obligations is included in depreciation expense. Some of the leases contain renewal and purchase options. Rent expense under operating leases was $417,000, $359,000, and $818,000 for the years ended December 31, 2004, 2005, and 2006, respectively.

DivX, Inc.
Notes to Consolidated Financial Statements (Continued)

6.   Commitments (Continued)

Future minimum payments under capital leases and non-cancelable operating leases with initial terms of one year or more consists of the following at December 31, 2006 (in thousands):

	Operating leases	Capital leases
2007	$746	$42
2008	702	42
2009	177	35
Total minimum lease payments	$1,625	119
Less amount representing interest		(10)
Present value of future minimum capital lease obligations		109
Less amount due in one year		(36)
Long-term portion of capital lease obligations		$73

In June 2004, pursuant to an office lease agreement, the Company established a $250,000 letter of credit which expires in March 2009, but automatically renews subsequent to March 2009 on a yearly basis unless the Company is notified by the lender.

In January 2007, the Company entered into a lease agreement for approximately 30,000 square feet of additional office space in San Diego that expires in July 2008. Minimum lease payments are estimated to be approximately $540,000 and $420,000 for 2007 and 2008, respectively.

7.   Contingencies

The Company has been involved in intellectual property litigation that had the potential to adversely affect operating results. While the Company prevailed in such matters in the past, it may not prevail in any such matters in the future. Although the Company licenses intellectual property from a variety of sources, other owners of intellectual property rights have sent notifications to the Company indicating that they believe that the Company may be infringing on their intellectual property rights.

While the Company has filed patent applications, copyright applications and applications for trademark registrations, these applications may not result in the issuance of patents, registered copyrights or trademarks, and the Company may not be able to obtain all necessary intellectual property rights. Further, even if patents, copyrights or trademarks are granted, other parties may contest the Company’s intellectual property rights.

The Company from time to time is involved in legal proceedings or encounters regulatory or other matters in the ordinary course of business that could result in unasserted or asserted claims or litigation. At December 31, 2006, there are no matters that are considered probable under SFAS No. 5, and as a result no amounts have been accrued.

DivX, Inc.
Notes to Consolidated Financial Statements (Continued)

8.   Income taxes

The components of the income tax provision were as follows:

Year ended December 31,	2004	2005	2006
	(in thousands)
Current:
Federal	$—	$—	$550
State	—	34	—
Foreign	373	1,028	2,312
Total current	373	1,062	2,862
Deferred
Federal	—	—	(1,624)
State	—	—	(676)
Foreign	—	—	—
Total deferred	—	—	(2,300)
Total provision for income taxes	$373	$1,062	$562

The following is a reconciliation of the expected statutory federal income tax provision to the Company’s actual income tax provision:

Year ended December 31,	2004	2005	2006
	(in thousands)
Expected income tax provision at federal statutory tax rate	$(1,390)	$1,175	$5,950
State income tax provision, net of federal benefit	(228)	193	977
Stock compensation	10	164	472
Foreign income taxes	373	1,028	2,312
Valuation allowance	2,256	33	(7,652)
Tax credits	(508)	(1,884)	(3,211)
Other	(140)	353	1,714
Income tax expense	$373	$1,062	$562

Significant components of the Company’s deferred tax assets as of December 31, 2005 and 2006, are shown below:

Year ended December 31,	2005	2006
	(in thousands)
Deferred tax assets:
Net operating loss carryforwards	$3,644	$176
Research and development and other tax credits	3,111	1,288
Allowance for uncollectible sales and accounts	707	580
Deferred revenue	730	313
Deferred rent	261	188
Other, net	267	823
Total deferred tax assets	8,720	3,368
Valuation allowance for deferred tax assets	(8,720)	(1,068)
Net deferred tax assets	$—	$2,300

DivX, Inc.
Notes to Consolidated Financial Statements (Continued)

8.   Income taxes (Continued)

At December 31, 2006, the Company had U.S. federal and California tax net operating loss carryforwards of approximately $461,000 and $246,000, respectively. The U.S. federal and California tax loss carryforwards will begin to expire in 2020 and 2012, respectively, unless previously utilized. During 2006, the Company reduced the net operating loss carryforward deferred tax asset and the associated valuation allowance by $1.2 million based on an analysis of Section 382 limitations associated with federal and state operating loss carryforwards. As a result, the net operating loss carryforward amount at December 31, 2006 reflects the restriction on the Company’s ability to use its federal and state net operating loss carryforwards. At December 31, 2006, the Company had no U.S. federal research tax credit carryforwards and had California research credit carryovers of $318,000 which do not expire. At December 31, 2006, the Company also had foreign tax credit carryforwards of approximately $1.0 million which will begin to expire in 2016. At December 31, 2006, the Company maintained a valuation allowance of $1.1 million on deferred tax assets principally in connection with the foreign tax credit carryforwards.

At December 31, 2006, based on the weight of available evidence, including cumulative profitability in recent years, the Company determined that it was more likely than not that a portion of its U.S. deferred tax assets would be realized and, at December 31, 2006, eliminated $7.7 million of valuation allowance associated with its U.S. deferred tax assets. The elimination of valuation allowance resulted in $7.7 million recognized as a non-cash increase in earnings for the year ended December 31, 2006.

The Company may be subject to potential audits from various taxing authorities in the jurisdictions in which it does business. The Company believes it has adequately provided for any uncertain tax issues with federal, state and foreign tax authorities. Although the Company has determined that it is not probable, the most adverse resolution of these issues could result in additional charges to earnings in future periods.

9.   Employee retirement plan

Effective January 1, 2001, the Company adopted a 401(k) defined contribution retirement plan covering all employees who have completed one month of service. Participants may contribute up to 15% of annual compensation. The Company may, at its sole discretion, match dollar for dollar up to 2% of gross wages. For the years ended December 31, 2004, 2005 and 2006, there were no matching contributions made by the Company.

10.   Segment information

The Company’s operations are located primarily in the United States, and substantially all of its assets are located in San Diego, California. The Company operates in one segment. Our chief operating decision-maker reviews our operating results on an aggregate basis and manages our operations as a single operating segment. Revenues are derived from different geographies in the following manner:

	Year Ended December 31,
	2004	2005	2006
	(in thousands)
North America	$6,079	$7,406	$14,426
Europe	1,991	6,616	6,597
Asia	8,010	18,596	37,336
Rest of world	271	429	966
Total	$16,351	$33,047	$59,325

DivX, Inc.
Notes to Consolidated Financial Statements (Continued)

10.   Segment information (Continued)

The Company is a global company with a broad, geographically diverse market presence. The Company has offices in six countries, and its hardware and software products are distributed in over 150 countries and territories. The Company has historically generated a substantial amount of its revenue from international sales, which have grown to represent an increasingly large percentage of the Company’s overall revenues. For the years 2004, 2005 and 2006, the Company’s revenues outside North America comprised 63%, 78% and 76%, respectively, of its total net revenues. The Company believes this growth has been driven in part by increasing adoption of its technology by consumer hardware device manufacturers, many of whom are located outside North America. In particular, a large number of such consumer hardware device manufacturers are located in Asia, which comprised 49%, 56% and 63% of the Company’s total net revenues for 2004, 2005 and 2006, respectively.

11.   Business Combinations

Corporate Green

In March 2006 the Company acquired all of the assets of Corporate Green, a general partnership that developed an online community platform but had not commenced its principal operations and had not generated any revenue through the date of the acquisition. The total purchase price for the acquisition was valued at $659,000 and consisted of $431,000 in cash and 34,824 fully vested shares of the Company’s common stock, valued at $228,000. In addition to the purchase price, the Company issued to the former partners of Corporate Green 69,651 restricted shares of its common stock which will become vested (i) upon the occurrence of certain events, subject to their continued employment by the Company or (ii) upon the termination of such persons by the Company without cause. Upon the earlier of December 31, 2006, March 31, 2007 and June 30, 2007 and the occurrence of certain performance milestones, and subject, in the case of the latter two events, to continued employment, the Company will pay an aggregate of $104,000, $104,000 and $31,000, respectively, in cash to the three former Corporate Green partners. At December 31, 2006, the first milestone has been completed and the associated 7,800 restricted shares of common stock vested and the milestone payment of $80,000 had been paid. In accordance with EITF Issue No. 95-8, Accounting for Contingent Consideration Paid to Shareholders of an Acquired Enterprise in a Purchase Business Combination, these deferred cash payments and the restricted stock are being recorded as compensation expense in the period in which they are earned, as the payment of additional amounts and vesting of shares are directly linked to continued employment with the Company.

The total purchase price, including other acquisition related costs was $659,000 and has been allocated as follows:

Developed Technology	$46,000
Assembled Workforce	613,000
$659,000

The above amounts are being amortized to expense over the estimated useful life of approximately 1.25 years.

DivX, Inc.
Notes to Consolidated Financial Statements (Continued)

12.   Selected quarterly financial data (unaudited)

The following table presents selected quarterly financial information for the periods indicated. This information has been derived from the Company’s unaudited quarterly consolidated condensed financial statements, which in the opinion of management include all adjustments (In addition to normal recurring adjustments, 2006 includes the elimination of $7.7 million of valuation allowance associated with the Company’s deferred tax assets with the greatest effect occurring in the fourth quarter of 2006.) necessary for a fair statement of such information. The quarterly per share amounts presented below were calculated separately and may not sum to the annual figures presented in the Consolidated Statements of Operations. These operating results are also not necessarily indicative of results for any future period.

	2006
	Q1	Q2	Q3	Q4	Total
	(in thousands, except per share amounts)
Net revenues	$14,099	$13,174	$15,395	$16,657	$59,325
Gross profit	13,147	12,179	14,427	15,584	55,337
Income from operations	3,993	2,706	3,648	3,666	14,013
Income before income taxes	4,260	3,058	4,121	5,563	17,002
Net income	3,279	2,666	3,100	7,395	16,440
Net income per share:
Basic	$0.14	$0.11	$0.12	$0.22	$0.70
Diluted	0.11	0.09	0.10	0.21	0.61

	2005
	Q1	Q2	Q3	Q4	Total
	(in thousands, except per share amounts)
Net revenues	$7,043	$7,028	$8,392	$10,584	$33,047
Gross profit	6,175	6,108	7,463	9,645	29,391
Income (loss) from operations	2	(343)	947	2,528	3,134
Income (loss) before income taxes	13	(330)	964	2,710	3,357
Net (loss) income	(159)	(516)	762	2,208	2,295
Net (loss) income per share:
Basic	$(0.03)	$(0.07)	$0.03	$0.03	$—
Diluted	(0.03)	(0.07)	0.02	0.03	—

DivX, Inc.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 2004, 2005 and 2006

Allowance for uncollectible sales and accounts	Balance at beginning of year	Charged to operations	Write offs deducted from allowance	Balance at end of year
	(in thousands)
For the year ended December 31, 2004	$391	$833	$(183)	$1,041
For the year ended December 31, 2005	1,041	898	(976)	963
For the year ended December 31, 2006	$963	$1,685	$(1,224)	$1,424