Form 10-Q
period 2007-03-31
DIVX INC
filed 2007-05-15
CIK 1342960

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended March 31, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Yes ☑      No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (check one):
Large accelerated filer ☐      Accelerated filer ☐      Non-accelerated filer ☑
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934):
Yes ☐      No ☑
The number of shares of the Registrant’s Common Stock outstanding as of April 30, 2007 was 33,952,852.

DIVX, INC.
QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED MARCH 31, 2007

PART I — FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements.
DIVX, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(In thousands, except share data)

	December 31,	March 31,
	2006	2007
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$86,310	$47,291
Restricted cash	270	—
Short-term investments	62,331	109,581
Accounts receivable, net of allowance of $1,424 and $2,001, respectively	6,939	6,054
Prepaid expenses	1,419	1,028
Deferred tax assets, current	937	937
Other current assets	615	850

Total current assets	158,821	165,741
Property and equipment, net	3,488	3,950
Deferred tax assets, long term	1,363	1,319
Other assets	714	890

Total assets	$164,386	$171,900

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,189	$2,095
Accrued liabilities	1,038	1,494
Accrued compensation and benefits	2,279	3,220
Accrued patent royalties	742	839
Income taxes payable	486	4,304
Deferred revenue, current	4,654	3,265
Current portion of capital lease obligations	36	36
Notes payable, current portion	378	259

Total current liabilities	11,802	15,512
Capital lease, net of current portion	73	64
Notes payable, net of current portion	15	—
Deferred revenue, long term	768	832
Deferred rent	461	441
Liability for unvested portion of early stock option exercises	356	298

Total liabilities	13,475	17,147
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.001 par value, 10,000,000 shares authorized at December 31, 2006 and March 31, 2007, 0 shares issued and outstanding at December 31, 2006 and March 31, 2007, respectively	—	—
Common stock, $.001 par value, 200,000,000 shares authorized at December 31, 2006 and March 31, 2007; 33,032,483 and 33,429,204 shares issued and outstanding, excluding 514,242 and 395,801 shares subject to repurchase at December 31, 2006 and March 31, 2007, respectively	33	33
Additional paid in capital	153,902	156,439
Accumulated other comprehensive loss	(72)	(67)
Accumulated deficit	(2,952)	(1,652)

Total stockholders’ equity	150,911	154,753

Total liabilities and stockholders’ equity	$164,386	$171,900

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

DIVX, INC.
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(In thousands, except per share data)
(unaudited)

	Three months ended
	March 31,
	2006	2007
Net revenues:
Technology licensing	$11,068	$16,702
Media and other distribution and services	3,031	3,516

Total net revenues	14,099	20,218

Cost of revenues:
Cost of technology licensing	731	848
Cost of media and other distribution and services(1)	221	261

Total cost of revenues	952	1,109

Gross profit	13,147	19,109

Operating expenses:
Selling, general and administrative(1)	5,929	10,796
Product development(1)	3,225	4,156

Total operating expenses	9,154	14,952

Income from operations	3,993	4,157
Interest income	290	1,909
Interest expense and other	(23)	(6)

Income before income taxes	4,260	6,060
Income tax provision	981	2,400

Net income	$3,279	$3,660

Net income per share:
Basic	$0.14	$0.11

Diluted	$0.11	$0.10

Shares used to compute basic net income per share	8,196	33,151

Shares used to compute diluted net income per share	10,482	35,413

(1)	Stock-based compensation is allocated as follows:

Cost of revenue	$1	$1
Selling, general and administrative	275	513
Product development	90	430
The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

DIVX, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Three months ended
	March 31,
	2006	2007
Cash flows provided by operating activities:
Net income	$3,279	$3,660
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	280	546
Stock-based compensation	366	944
Amortization of discount on short-term investments	—	(543)
Changes in operating assets and liabilities:
Accounts receivable, net	1,900	885
Prepaid expenses and other assets	(59)	(146)
Accounts payable	146	242
Accrued liabilities	(14)	553
Accrued compensation and benefits	688	941
Deferred rent	(44)	(20)
Deferred revenue, net	279	(1,325)
Income taxes payable	412	1,502

Net cash provided by operating activities	7,233	7,239
Cash flows used in investing activities:
Purchase of short-term investments	—	(63,487)
Proceeds from sales and maturities of short-term investments	—	16,784
Purchase of property and equipment	(356)	(750)
Restricted cash	—	270
Cash paid in Corporate Green acquisition	(351)	—

Net cash used in investing activities	(707)	(47,183)
Cash flows (used in) provided by financing activities:
Net proceeds from issuance of common stock, net of underwriting discounts and commissions	155	1,307
Expenses related to initial public offering	—	(467)
Excess tax benefit from exercise of stock options	—	238
Repurchase of unvested stock	(2)	(10)
Payments on capital lease obligations	(17)	(9)
Payments on notes payable	(186)	(134)

Net cash (used in) provided by financing activities	(50)	925

Net increase (decrease) in cash and cash equivalents	6,476	(39,019)
Cash and cash equivalents at beginning of period	25,035	86,310

Cash and cash equivalents at end of period	$31,511	$47,291

Supplemental disclosure:
Cash paid for income taxes	$569	$660

Cash paid for interest	23	6

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

DIVX, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(unaudited)
Note 1—Background and Basis of Presentation
Basis of Presentation
     The accompanying consolidated condensed balance sheets as of December 31, 2006 and March 31, 2007, the consolidated condensed statements of income for the three months ended March 31, 2006 and 2007 and the consolidated condensed statements of cash flows for the three months ended March 31, 2006 and 2007 are unaudited. These statements should be read in conjunction with the audited consolidated financial statements and related notes, together with management’s discussion and analysis of financial condition and results of operations, contained in the Annual Report on Form 10-K filed by the Company with the Securities and Exchange Commission, or SEC, on March 29, 2007.
     The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP. In the opinion of the Company’s management, the unaudited consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements in the Annual Report, and include all adjustments (consisting of normal recurring accruals) necessary for the fair presentation of the Company’s financial information for the periods presented. The results for the three months ended March 31, 2007 are not necessarily indicative of the results to be expected for the year ending December 31, 2007.
Seasonality
     The Company’s technology licensing revenues are derived primarily from per-unit royalties received from original equipment manufacturers. The Company licenses its technologies to manufacturers of integrated circuits designed for consumer hardware products, as well as consumer hardware device manufacturers who have licensed its technologies for incorporation in products such as DVD players, personal media players, portable media players, digital still cameras and mobile handsets. The Company’s licensing arrangements typically entitle it to receive a royalty for each product unit incorporating our technologies that is shipped by its original equipment manufacturer partners. Because royalties are generated by the shipment volumes of its consumer hardware device customers, and because sales by consumer hardware device manufacturers are highly seasonal, historically, revenues relating to consumer hardware devices have been highly seasonal, with second quarter revenues in any calendar year being generally lower than any other quarter in a calendar year.
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

Note 2— Recently Issued Accounting Standards
     In July 2006, the Financial Accounting Standards Board, or FASB, issued Interpretation No. 48, or FIN 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109. FIN 48 clarifies the recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 was effective for fiscal years beginning after December 15, 2006. The Company adopted FIN 48 effective January 1, 2007. The cumulative effect of the adoption resulted in an increase in the Company’s income tax liability for unrecognized tax benefits of $2.4 million, with a corresponding increase to accumulated deficit. See Note 6 for additional discussion regarding the impact of the Company’s adoption of FIN 48.
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
Note 3—Earnings Per Share
     For periods in which the Company had two classes of equity securities, the Company followed Emerging Issues Task Force Issue, or EITF, No. 03-6, Participating Securities and the Two-Class Method under FASB Statement 128, which established standards regarding the computation of earnings per share, or EPS, by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the Company. EITF Issue No. 03-6 requires earnings available to common stockholders for the period, after deduction of preferred stock dividends, to be allocated between the common and preferred stockholders based on their respective rights to receive dividends. Basic EPS is then calculated by dividing income allocable to common stockholders (including the reduction for any undeclared, preferred stock dividends assuming current income for the period had been distributed) by the weighted average number of shares outstanding, net of shares subject to repurchase. EITF Issue No. 03-6 does not require the presentation of basic and diluted EPS for securities other than common stock; therefore, the following EPS amounts only pertain to the Company’s common stock.
     Upon the closing of the Company’s initial public offering, in September 2006, all outstanding shares of preferred stock were converted to shares of common stock. Since the Company became a public company, the Company has followed SFAS No. 128, Earnings Per Share, which requires that basic EPS be calculated by dividing earnings available to common stockholders for the period by the weighted average number of shares of common stock outstanding. Income for the periods presented was allocated between the preferred and common stockholders on a straight-line basis over the number of days of the respective periods presented.
     The Company calculates diluted EPS under the if-converted method unless the conversion of the preferred stock is anti-dilutive to basic EPS. To the extent preferred stock is anti-dilutive, the Company calculates diluted EPS under the two-class method.

     The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2006	2007
Numerator:
Net income	$3,279	$3,660
Income allocable to preferred stockholders	(2,119)	—

Net income allocable to common stockholders	$1,160	$3,660

Denominator:
Weighted average common shares outstanding (basic)	8,196	33,151
Common equivalent shares from common stock warrants	588	541
Common equivalent shares from options to purchase common stock and unvested shares of common stock subject to repurchase	1,698	1,721

Weighted average shares of common stock outstanding (diluted)	10,482	35,413

Basic earnings per share	$0.14	$0.11

Diluted earnings per share	$0.11	$0.10

     Potentially dilutive securities, which are not included in the calculation of diluted net income per share because to do so would be anti-dilutive, are as follows (in thousands):

	Three Months Ended
	March 31,
	2006	2007
Convertible preferred stock	—	—
Common and preferred stock warrants	25	—
Options to purchase common stock	—	456
Shares of common stock subject to repurchase	—	—

Total	25	456

Note 4—Short-term investments
     Cash and cash equivalents consist of cash, money market funds and other highly liquid investments with original maturities of three months or less from the date of purchase.
     Investments with original maturities at date of purchase greater than three months are classified as short-term investments. The Company manages its cash equivalents and short-term investments as a single portfolio of highly marketable securities, all of which are intended to be available for the Company’s current operations. As such, all of the Company’s short-term investments are classified as available-for-sale and are reported at fair value, as determined by quoted market prices, with any unrealized gains and losses, net of tax, recorded as a separate component of accumulated other comprehensive loss in stockholders’ equity. The cost of securities sold is based on the specific-identification method. Investments in auction rate securities are recorded in short-term investments, at cost, which approximates fair value due to their variable interest rates, which typically reset every 7 to 28 days, and, despite the long-term nature of their stated contractual maturities, the Company has the ability to quickly liquidate these securities.

     The following table summarizes short-term investments by security type as of March 31, 2007 (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Certificates of deposit	$4,500	$—	$—	$4,500
Asset-backed securities	4,087	1	—	4,088
Auction-rate securities	8,175	—	—	8,175
Commercial paper	30,268	1	(20)	30,249
Corporate bonds	50,526	4	(55)	50,475
Government	12,092	3	(1)	12,094

	$109,648	$9	$(76)	$109,581

     The following table summarizes short-term investments by security type as of December 31, 2006 (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Auction-rate securities	$9,800	$—	$—	$9,800
Commercial Paper	23,913	—	(23)	23,890
Corporate Bonds	26,232	—	(43)	26,189
Government	2,458	—	(6)	2,452

	$62,403	$—	$(72)	$62,331

     The following table summarizes the contractual maturities of the Company’s short-term investments (in thousands):

	December 31,	March 31,
	2006	2007
Less than one year	$43,284	$93,638
Due in one to five years	9,247	7,768
Due after five years	9,800	8,175

	$62,331	$109,581

     Values for asset-backed securities have been assigned to maturity categories within the contractual maturities table based upon the set maturity date of the security. Realized gains and losses on short-term investments are included in other income (expense), net in the accompanying Consolidated Statements of Income. The Company recorded no realized gains or losses on its short-term investments in the three months ended March 31, 2006 or 2007.
As of March 31, 2007, the Company had no investments that have been in a continuous unrealized loss position for a period of 12 months.

Note 5—Stock-Based Compensation
     Total stock-based compensation expense was as follows (in thousands):

	Three Months Ended
	March 31,
	2006	2007
Cost of revenue	$1	$1
Selling, general and administrative	275	513
Product development	90	430

Total stock-based compensation expense before taxes	$366	$944

     The Company recorded $231,000 and $196,000 in stock-based compensation during the three months ended March 31, 2006 and 2007, respectively, related to stock-based awards granted during those periods. The remaining stock-based compensation expense primarily relates to stock option awards granted in earlier periods. In addition, for the three months ended March 31, 2006 and 2007, $0 and $238,000, respectively, was presented as financing activities to reflect the incremental tax benefits from stock options exercised in those periods. At March 31, 2007, total unrecognized estimated compensation costs related to non-vested stock options granted prior to that date was $10,900,000, which is expected to be recognized over a weighted-average period of 1.7 years.
Note 6—Income Taxes
In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes (“FIN 48”). FIN 48 creates a single model to address accounting for uncertainty in income tax positions. FIN 48 prescribes a minimum threshold that an income tax position is required to meet before being recognized in the financial statements. The interpretation also provides guidance on derecognition and measurement criteria in addition to classification, interest and penalties and interim period accounting, and it significantly expands disclosure provisions for uncertain tax positions that have been or are expected to be taken in a company’s tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006 and the Company, accordingly, has adopted this statement as of January 1, 2007. The cumulative effect of adopting FIN 48 has been recorded in retained earnings and other accounts as applicable.
As a result of the adoption of FIN 48, the Company has recorded an increase to accumulated deficit at January 1, 2007 of $2,360,000. Including the cumulative effect adjustment, at the beginning of 2007 the Company had $3,151,000 of total unrecognized tax benefits that, if recognized, would favorably affect the Company’s effective income tax rate in future periods. Additionally, management has determined, in accordance with FIN 48, that the total amount of unrecognized tax benefits at January 1, 2007 should be classified as a current liability on the Company’s balance sheet. There have been no significant changes to these amounts during the quarter ended March 31, 2007. The Company’s continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrued interest or penalties at January 1, 2007 and $45,000 of accrued interest and $0 accrued for penalties at March 31, 2007.
The $2,360,000 cumulative effect adjustment for the implementation of FIN 48 relates to research tax credits. In management’s judgment, these credits do not satisfy the more-likely-than-not standard required for recognition in the financial statements due to inadequate documentation. During 2007 the Company intends to undertake a detailed study of the research expenditures and accumulate supporting documentation to the extent reasonably possible. Upon completion of such study, management may conclude that it is more-likely-than-not that some portion of these research tax credits could be sustained upon audit. At that time, the Company would recognize that portion of the unrecognized tax benefit for these research tax credits as a reduction to tax expense as a discrete item in the tax provision for that period.
The Company is subject to income taxation in the United States and various state jurisdictions. The Company’s tax years for 2002 and later are subject to examination by the United States and state tax authorities.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     You should read the following discussion and analysis of our financial condition and results of our operations in conjunction with our consolidated financial statements and the notes to those statements included elsewhere in this Quarterly Report on Form 10-Q, as well as our audited consolidated financial statements and notes to those statements as of and for the year ended December 31, 2006 included in our Annual Report on Form 10-K filed with the SEC on March 29, 2007. This discussion contains forward-looking statements reflecting our current expectations that involve risks and uncertainties. Our actual results and the timing of events may differ materially from those contained in these forward-looking statements due to a number of factors, including those discussed in the section entitled “Risk Factors,” and elsewhere in this Quarterly Report on Form 10-Q.
Overview
     We create products and services designed to improve the consumer’s experience of media. Our first product offering was a video compression-decompression software library, or codec, which has been actively sought out and downloaded by consumers over 220 million times since January 2003, including over 70 million times during the last twelve months. These downloads include those for which we receive revenue as well as free downloads, such as limited-time trial versions, and downloads provided as upgrades or support to existing end users of our products. We have since built on the success of our codec with other consumer software products, including the DivX Player application, which we distribute to consumers from our website, DivX.com. We also license our technologies to consumer hardware device manufacturers and certify their products to ensure the interoperable support of DivX-encoded content. Over 90 million DivX Certified hardware devices have been shipped worldwide through March 31, 2007. Our customers include major consumer video hardware original equipment manufacturers such as Philips and Samsung. We are entitled to receive a royalty for each DivX Certified device that our customers ship. In addition to technology licensing to consumer hardware device manufacturers, we currently generate revenue from software licensing, advertising and content distribution.
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
     Our technology licensing revenues are derived primarily from per-unit royalties received from original equipment manufacturers. We license our technologies to manufacturers of integrated circuits designed for consumer hardware products, as well as consumer hardware device manufacturers who have licensed our technologies for incorporation in products such as DVD players, personal media players, portable media players, digital still cameras and mobile handsets. Our licensing arrangements typically entitle us to receive a royalty for each product unit incorporating our technologies that is shipped by our original equipment manufacturer partners. Though significantly smaller in magnitude than royalties from unit-based shipments, we also receive technology fees from integrated circuit manufacturers, original design manufacturers and original equipment manufacturers for rights to include our technologies in their products and for DivX product certifications. Because royalties are generated by the shipment volumes of our consumer hardware device customers, and because sales by consumer hardware device manufacturers are highly seasonal, we expect revenues relating to consumer hardware devices to be highly seasonal, with our second quarter revenues in any calendar year being generally lower than any other quarter in a calendar year.

     Our software licensing revenues are derived primarily through per-unit royalties from independent software vendors, and to a lesser extent from direct software sales to consumers via our website. We work with independent software vendors to help them incorporate our technologies into their video creation, editing and playback software products. Our licensing arrangements typically entitle us to receive a royalty for each DivX-enabled software unit shipped by our independent software vendor partners. We offer software to consumers via our website both for a fee and on a free or trial basis. We believe that downloads of this software benefit our business both directly and indirectly. Our business benefits directly from increased revenues when the user downloads a for-pay version. Our business benefits indirectly when free or trial versions are downloaded, as we believe such downloads increase our installed base and therefore the demand for consumer hardware devices that contain our technologies.
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
     A small number of customers account for a significant percentage of our revenues. In the first quarter of 2007, one customer accounted for 22% of our revenues. For the fiscal year 2006, two customers accounted for 20% and 10%, respectively, of our revenues.
     We are a global company with a broad, geographically diverse market presence. We have offices in six countries, and our hardware and software products are distributed in over 150 countries and territories. We have historically generated a substantial amount of our revenues from international sales, which have grown to represent an increasingly large percentage of our overall revenues. For the three months ended March 31, 2007 and the fiscal year 2006, our revenues outside North America comprised 75% and 76%, respectively, of our total revenues. A large portion of our total revenues come from licensing our technologies to consumer hardware device manufacturers, most of whom are located outside of North America.

Cost of revenues
     Our cost of revenues consists primarily of license fees payable to providers of intellectual property that is included in our technologies. Generally, royalties are due to our third-party intellectual property providers based on when certain of our products are sold, subject to contractually agreed-upon limits. To a much lesser extent, cost of revenues also includes depreciation on certain computing equipment and related software, the compensation of related employees, Internet connectivity costs, third-party payment processing fees and allocable overhead. Although this may not be the case in the future, and although we have experienced some variability to our cost of revenue structure in the past, in general our costs of revenues have not been highly variable with revenue volumes. As a result, we generally expect our overall gross margins to fluctuate with revenues. However, to the extent that digital media distribution revenues increase, we expect that gross margins associated with such revenue will be lower than we have historically experienced on our technology licensing or advertising revenues.
Selling, general and administrative
     The majority of selling, general and administrative expenses consists of employee compensation costs. Selling, general and administrative expense also includes bandwidth expenses, marketing expenses, business travel costs, trade show costs, outside consulting fees, allocable overhead and costs associated with being a publicly traded company, including expenses associated with comprehensively analyzing, documenting and testing our system of internal controls and maintaining our disclosure controls and procedures as a result of the regulatory requirements of the Sarbanes-Oxley Act. Our headcount for selling, general, and administrative related personnel, including employees and outside contractors increased by 69 from 104 as of March 31, 2006 to 173 as of March 31, 2007. We intend to hire additional employees and outside contractors for our sales and marketing staff and to increase our selling and marketing budget in the future as we attempt to continue to raise awareness of our products and services. Internet connectivity costs for Stage6.com, our online video community website, are currently included in marketing costs as Stage6.com is not currently producing material revenues. As Stage6.com continues to build traffic prior to producing material revenues, we expect that associated internet connectivity costs will increase and will be reflected in marketing costs. We expect selling, general and administrative expenses to grow throughout the remainder of 2007 as the company invests in sales, marketing and administrative aspects of growing the business. Although we expect sequential quarterly expenses for selling, general and administrative functions to grow from quarter to quarter on an absolute dollar basis, such growth rates are expected to be significantly lower than experienced from the fourth quarter of 2006 to the first quarter of 2007.
Product development
     The majority of product development expenses consist of employee compensation for personnel responsible for the development of new technologies and products. Our headcount for product development related personnel, including employees and outside contractors increased by 19 from 94 as of March 31, 2006 to 113 as of March 31, 2007. Product development expense also includes depreciation of computer and related equipment, software license fees and allocable overhead. We expect to increase our product development expenses in absolute dollars as we continue to invest in the development of our products and services, though as a percentage of revenues such expenses may fluctuate on a quarterly basis. While we expect to continue to hire additional employees to meet our business needs, if permanent employees are not available for hire, we intend to use outside contractors to fulfill our labor needs when and as required to accomplish our operating goals.

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
     Our critical accounting policies are described in the notes to the consolidated financial statements included in our Annual Report on Form 10-K filed with the SEC on March 29, 2007.
Results of Operations
     The following table presents our results of operations as a percentage of total net revenue for the periods indicated:

	Three months ended
	March 31,
	2006	2007
	(unaudited)
Net revenues:
Technology licensing	78%	83%
Media and other distribution and services	22	17

Total net revenues	100	100
Cost of revenues:
Cost of technology licensing	5	4
Cost of media and other distribution services(1)	2	1

Total cost of revenues	7	5

Gross profit	93	95
Operating expenses:
Selling, general and administrative(1)	42	53
Product development(1)	23	21

Total operating expenses	65	74

Income from operations	28	21
Interest and other income, net	2	9

Income before income taxes	30	30
Income tax expense	7	12

Net income	23%	18%

(1)	Includes stock-based compensation as follows:

Cost of revenues	—%	—%
Selling, general and administrative	2	3
Product development	1	2

Total stock-based compensation	3%	5%

Net Revenues
     The following table summarizes and analyzes the revenues we earned for the three months ended March 31, 2006 and 2007 (in thousands):

	Three months ended
	March 31,		Change
	2006	2007	$	%
	(unaudited)
Net revenues:
Technology licensing Consumer hardware devices	$9,897	$14,757	$4,860	49
% of total net revenues	70%	73%
Software	1,171	1,945	774	66
% of total net revenues	8%	10%

Total technology licensing	11,068	16,702	5,634	51

% of total net revenues	78%	83%
Advertising and third-party product distribution	2,774	3,395	621	22
% of total net revenues	20%	17%
Digital media distribution and related services	257	121	(136)	(53)
% of total net revenues	2%	0%

Total net revenues	$14,099	$20,218	$6,119	43

     Technology licensing—consumer hardware: The $4.9 million, or 49%, increase in net revenues from technology licensing to consumer hardware device manufacturers from the first quarter of 2006 to the first quarter of 2007 resulted primarily from an increase in net royalty revenues associated with increased shipped-unit volumes of devices that incorporate our technologies reported to us by our licensee partners, and, to a lesser extent, to $1.8 million in technology licensing revenues recognized during the quarter that had been deferred under minimum volume commitment arrangements. These arrangements included certain average pricing levels based on the customer achieving certain minimum volumes. Upon the lapse of each minimum volume commitment period, any remaining deferred revenue was recognized. From time to time, we will recognize revenue under similar circumstances.
     Technology licensing—software: The $774,000, or 66%, increase in software licensing revenues from the first quarter of 2006 to the first quarter of 2007 resulted primarily from $1.0 million in license revenue from Google for use of certain of our technology. Such revenue is associated with a two-year contract that is subject to two-year automatic renewal during 2007, though there is no assurance that such renewal will, in fact, occur. We have characterized this revenue in the past, and continue to characterize it this quarter, as non-recurring.
     Advertising and third-party product distribution: The $621,000, or 22%, increase in advertising and third-party product distribution revenue from the first quarter of 2006 to the first quarter of 2007 resulted from an increase in revenues associated with our distribution of Google’s software under our software distribution and promotion agreement with Google.
     Digital media distribution and related services: The $136,000, or 53%, decrease in digital media distribution and services revenue from the first quarter of 2006 to the first quarter of 2007 reflect decreases in sales by our Open Video System customers and in encoding revenues.

Gross profit
     The following table shows the gross profit earned on each of our revenue streams for the three months ended March 31, 2006 and 2007 in absolute dollars and as a percentage of related revenues (in thousands):

	Three months ended
	March 31,		Change
	2006	2007	$	%
	(unaudited)
Gross profit:
Technology licensing	$10,337	$15,854	$5,517	53
Gross margin %	93%	95%
Advertising and third-party distribution	2,750	3,362	612	22
Gross margin %	99%	99%
Digital media distribution and related services	60	(107)	(167)	(278)
Gross margin %	23%	(88)%

Total gross profit	$13,147	$19,109	$5,962	45

Gross margin %	93%	95%
     Technology licensing: The increase in gross margin from the first quarter of 2006 to the first quarter of 2007 was due primarily to increased royalties from technology licensing to consumer hardware device manufacturers without a corresponding increase in royalty expenses due to our licensors, as such costs are, to a large extent fixed in nature.
     Advertising and third-party product distribution: Our cost of advertising and product distribution revenue has remained relatively fixed as a percentage of such revenue because the cost of bandwidth associated with product downloads is directly proportional to the volume of downloads.
     Digital media distribution and related services: Our digital media distribution and related services gross margin has continued to decrease due to diminished revenues over a relatively fixed cost base. If our online video community website, Stage6.com, and/or our content licensing arrangements with consumer hardware OEMs are successful, our associated Internet connectivity and content licensing costs may increase at a higher rate than the revenues we derive from such activities, which would further reduce our gross margins.

Operating expenses
     The following table summarizes and analyzes our operating expenses for the three months ended March 31, 2006 and 2007 (in thousands):

	Three months ended
	March 31,		Change
	2006	2007	$	%
	(unaudited)
Operating expenses:
Selling, general and administrative	$5,929	$10,796	$4,867	82
% of total net revenues	42%	53%
Product development	3,225	4,156	931	29
% of total net revenues	23%	21%

Total operating expenses	$9,154	$14,952	$5,798	63

     Selling, general and administrative: The $4.9 million, or 82%, increase in selling, general and administrative expenses from the first quarter of 2006 to the first quarter of 2007 was principally due to a $3.0 million increase in costs resulting from increased average headcount, which grew from 95 for the first quarter of 2006 to an average of 164 for the first quarter of 2007, predominantly in the sales and marketing functions. Costs associated with these headcount increases were salaries and benefits, performance based compensation, stock-based compensation, travel costs, recruiting fees and facilities costs. In addition, we experienced a $463,000 increase in bandwidth costs primarily associated with marketing aspects of our online video community website, Stage6.com, a $432,000 increase in professional services, particularly legal and accounting services associated with being a publicly traded company and compliance with the Sarbanes-Oxley Act, and a $306,000 increase in marketing costs, particularly tradeshow and retail marketing expenses.
     Product development: The $931,000, or 29%, increase in product development expense from the first quarter of 2006 to the first quarter of 2007 was principally due to an increase average product development headcount from 91 for the first quarter of 2006 to 112 for the first quarter of 2007. Costs associated with such increase in headcount were comprised primarily of salary and benefits, stock-based compensation and recruiting costs.
     Interest and other income, net: We reported net interest income of $1.9 million for the first quarter of 2007 compared to $267,000 for the first quarter of 2006. The increase is reflective of higher average cash balances, which principally resulted from proceeds from the sale of shares of our common stock in our initial public offering and, to a lesser extent, positive cash flow from operations.
     Income tax expense: We recorded a provision for income taxes of $2.4 million for the first quarter of 2007, based upon a 39.6% effective tax rate compared to $1.0 million for the first quarter of 2006, based on a 23.0% tax rate. The effective tax rate is based upon our estimated fiscal 2007 income before the provision for income taxes. To the extent the estimate of fiscal 2007 income before the provision for income taxes changes, our provision for income taxes will change as well. The effective tax rate for the entire year 2007 is expected to be 39.9%, excluding any discrete items. The 39.6% recorded in the first quarter of 2007 includes a discrete benefit for stock options exercised during the quarter.

     The increase in the effective tax rate from the prior year period is due primarily to the release of valuation allowance during fiscal 2006 as a result of our recent sustained history of operating profitability and the determination by management that the future realization of the net deferred tax assets was determined to be more-likely-than-not.
Liquidity and capital resources
     The following table presents data regarding our liquidity and capital resources as of (in thousands):

	December 31,	March 31,
	2006	2007
	(unaudited)
Cash, cash equivalents and short-term investments	$148,641	$156,872
Working capital	147,019	150,229
Total assets	164,386	171,900
Total debt	502	359
Total stockholders’ equity	150,911	154,753
Cash Flows (in thousands)

	Three months ended
	March 31,
	2006	2007
	(unaudited)
Cash provided by operating activities	$7,233	$7,239
Cash used in investing activities	(707)	(47,183)
Cash (used in) provided by financing activities	(50)	925

Total increase (decrease) in cash and cash equivalents	$6,476	$(39,019)

     Cash provided by operating activities: The $7.2 million of cash provided by operating activities for the three months ended March 31, 2006 was principally driven by net income of $3.3 million, depreciation and amortization of $280,000, stock-based compensation of $366,000 and decreases in other working capital accounts, primarily accounts receivable.
     The $7.2 million of cash provided by operating activities for the three months ended March 31, 2007 was primarily due to net income of $3.7 million, depreciation and amortization of $546,000, stock-based compensation of $944,000, a decrease in deferred revenue balances of $1.3 million and change in other working capital accounts, primarily increases in income taxes payable and accrued compensation and benefits and a decrease in accounts receivable.
     Cash used in investing activities: The $707,000 of cash used in investing activities for the three months ended March 31, 2006 was principally for the acquisition of property and equipment to support our growth, including $351,000 for the acquisition of Corporate Green.
     The $47.2 million of cash used in investing activities for the three months ended March 31, 2007 was primarily for net short-term investments of $46.7 million and $750,000 for the purchase of property and equipment to support the growth of our company. We expect to substantially increase our capital expenditures in future periods as we continue to invest in computer and office equipment and leasehold improvements as we expand our business.

     Cash (used in)provided by financing activities: The $50,000 of cash used in financing activities for the three months ended March 31, 2006 was primarily due to $203,000 of payments on our debt obligations partially offset by net proceeds of $155,000 from the sale of common stock, largely due to the exercise of stock options.
     The $925,000 of net cash provided by financing activities for the three months ended March 31, 2007 was primarily due to the net proceeds from the sale of $1.3 million of our common stock, principally due to the exercise of stock options and employee stock purchase plan participation, partially offset by $467,000 of costs related to our initial public offering.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     Market risk represents the risk of loss that may impact our financial position, results of operations or cash flows due to adverse changes in financial and commodity market prices and rates. We are exposed to market risk primarily in the area of changes in the United States interest rates. These exposures are directly related to our normal operating and funding activities. We do not have any material foreign currency or other derivative financial instruments.
     Interest Rate Risk. All of our fixed income investments are classified as available-for-sale and therefore reported on the balance sheet at market value. Changes in the overall level of interest rates affect our interest income that is generated from our investments. If a 100 basis point decline in overall interest rates were to occur in 2007, our interest income would decline approximately $1.6 million, on an annual basis, assuming investment levels consistent with those at March 31, 2007.
     Our long-term capital lease obligations bear interest at fixed rates and therefore we do not have significant market risk exposure with respect to these obligations.
Item 4. Controls and Procedures
     We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
     As required by Securities and Exchange Commission Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.
There has been no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
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
     The risk factors set forth below with an asterisk (*) next to the title are new risk factors or risk factors containing changes, including any material changes, from the risk factors previously disclosed in our annual report on Form 10-K for the year ended December 31, 2006, as filed with the Securities and Exchange Commission.
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
     To date, we have penetrated only some of these markets, including the markets for DVD players, network connected DVD players, portable media players, digital still cameras and mobile handsets. Our success depends upon our ability to further penetrate these markets, some of which we have only penetrated to a limited extent, and to successfully penetrate those markets in which we currently have no presence. Demand for our technologies in any of these developing markets may not grow or develop, and a sufficiently broad base of consumers and professionals may not adopt or continue to use our technologies. In addition, our ability to generate revenue from these markets may be limited to the extent that service providers in these markets choose to provide competitive technologies and entertainment at little or no cost. Because of our limited experience in certain of these markets, we may not be able to adequately adapt our business and our technologies to the needs of consumers and licensees in these markets.
We face significant competition in various markets, and if we are unable to compete successfully, our ability to generate revenues from our business will suffer.
     We face significant competition in the digital media markets in which we operate. We believe that our most significant competitive threat comes from companies that have the collective financial, technical and other resources to develop the technologies, services, products and partnerships necessary to create a digital media ecosystem that can compete with the DivX ecosystem. Those potential competitors currently include Adobe Systems, Apple Computer, Google, Microsoft, News Corporation, Sony and Yahoo!.
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
     Our proprietary technologies also compete with other video compression technologies, including other implementations of MPEG-4 or implementations of H.264/AVC. A number of companies such as Google, Microsoft, On2 Technologies and RealNetworks offer other competing video formats.

     We also face competition from subscription entertainment services, cable and satellite providers, DVDs and other emerging technologies and products related to content distribution. Stage6.com faces significant competition from services, such as peer-to-peer and content aggregator services that allow consumers to directly access an expansive array of content without securing licenses from content providers.
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
*We are dependent on the sale by our licensees of consumer hardware and software products that incorporate our technologies. Our top 10 licensees by revenue accounted for approximately 57% and 50% of our total net revenues during the three months ended March 31, 2007 and in the full year 2006, respectively, and a reduction in revenues from those licensees or a loss of one or more of our key licensees would adversely affect our licensing revenue.
     We derive most of our revenue from the licensing of our technologies to consumer hardware device manufacturers, software vendors and consumers. We derived 83%, 80% and 82% of our total net revenues from licensing our technology in the three months ended March 31, 2007 and in the full years 2006 and 2005, respectively. One or a small number of our licensees generally represents a significant percentage of our technology licensing revenues. For example, in the three months ended March 31, 2007 and in the full year 2006, LG Electronics accounted for less than 10% and approximately 10%, respectively, of our total net revenues, and our top 10 licensees by revenue accounted for approximately 57% and 50%, respectively, of our total net revenues. Our technology licensing revenues are particularly dependent upon our relationships with consumer hardware device manufacturers such as Philips and Samsung, and software developers such as Sonic Solutions. We cannot control these manufacturers’ and software developers’ product development or commercialization efforts or predict their success. Our license agreements typically require manufacturers of consumer hardware devices and software vendors to pay us a specified royalty for every shipped consumer hardware or software product that incorporates our technologies, but many of these agreements do not require these manufacturers to guarantee us a minimum royalty in any given period. Accordingly, if our licensees sell fewer products incorporating our technologies, or otherwise face significant economic difficulties, our licensing revenues will be adversely affected. Our license agreements are generally for two years or less in duration, and a significant number of these agreements are scheduled to expire in 2007. Specifically, our agreement with Philips, under which Philips is obligated to pay us a minimum of $11 million over the two year term of the agreement, expires on June 30, 2007. Philips is under no obligation to renew this agreement. Upon expiration of their license agreements, manufacturers and software developers may not renew their agreements or may elect not to enter into new agreements with us on terms as favorable as our current agreements.

*Revenues under our software distribution and promotion agreement with Google represented approximately 17% and 18% of our total net revenues in the three months ended March 31, 2007, and in the full year 2006, respectively. A termination of our software distribution and promotion agreement with Google or our failure to renew or replace this agreement would significantly decrease our revenues.
     We rely on our relationship with Google for a significant portion of our revenue and we cannot guarantee that the revenue from Google will remain available to us. Revenues under the Google software distribution and promotion agreement represented approximately 17% and 18% of our total net revenues in the three months ended March 31, 2007 and in the full year 2006, respectively. We agreed with Google to include and distribute the Mozilla Firefox Browser and certain related Google software products with our software products. Google pays us fees based on the number of downloads or activations of the included software by consumers. Any decline in the popularity of either our products or Google’s products among consumers or market saturation by these products could result in a decrease in revenue under this agreement. If we fail to achieve certain minimum distribution commitments for specific periods described in the agreement, the revenue we derive for such periods will be reduced, and Google may terminate the agreement. Our ability to continue to generate revenues under the agreement is further limited by a cap on the total amounts payable by Google under the agreement, after which Google is relieved of its obligations to pay us. If our revenues under the agreement exceed this cap our revenues in subsequent periods may decrease. This agreement expires upon the earlier of December 31, 2007 or the date upon which we reach the cap on the total amounts payable by Google to us under the agreement, and Google is under no obligation to renew this agreement. If, upon the expiration of our agreement with Google, we fail to enter into a new agreement with Google or a similar partner on substantially the same or more favorable terms, our revenues would significantly decrease.
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

*We conduct a substantial portion of our business outside North America and, as a result, we face diverse risks related to engaging in international business.
     We have offices in five foreign countries as well as sales staff in six other foreign countries, and we are dedicating a significant portion of our sales efforts in countries outside North America. We are dependent on international sales for a substantial amount of our total revenues. For the three months ended March 31, 2007 and for the full years 2006 and 2005, our sales outside North America comprised 75%, 76% and 78%, respectively, of our total revenues. We expect that international sales will continue to represent a substantial portion of our revenues for the foreseeable future. These future international revenues will depend to a large extent on the continued use and expansion of our technologies in entertainment industries worldwide. Increased worldwide use of our technologies is also an important factor in our future growth.
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
*We do not expect sales of DVD players to continue to grow as quickly as they have in the past. To the extent that sales of DVD players level off or decline, or alternative technologies in which we do not participate replace DVDs as a dominant medium for consumer video entertainment, our licensing revenue will be adversely affected.
     Growth in our revenue over the past several years has been the result, in large part, of the rapid growth in sales of DVD players incorporating our technologies. For the three months ended March 31, 2007, and in the full years 2006 and 2005, we derived approximately 73%, 72% and 71%, respectively, of our total revenues from technology licensing to consumer hardware device manufacturers, a majority of which are derived from sales of DVD players incorporating our technologies. However, as the markets for DVD players mature, we do not expect sales of DVD players to continue to grow as quickly as they have in the past. To the extent that sales of DVD players level off or decline, our licensing revenue will be adversely affected. In addition, if new technologies are developed for use with DVDs or new technologies are developed that substantially compete with or replace DVDs as a dominant medium for consumer video entertainment such as high definition DVD or Blu-ray Disc, and if we are unable to develop and successfully market technologies that are incorporated into or compatible with such new technologies, our ability to generate revenues will be adversely affected.
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
     As of March 31, 2007 we had 279 full-time employees, including full-time equivalents. We will need to continue to expand our managerial, operational, financial and other resources to manage our business, including our relationships with key customers and licensees. Our current facilities and systems will not be adequate to support this future growth. We will require additional office space to accommodate our growth. Additional office space may not be available on commercially reasonable terms and may result in a disruption of our corporate culture. Our need to effectively manage our operations, growth and various projects requires that we continue to improve our operational, financial and management controls, reporting systems and procedures and to attract and retain sufficient numbers of talented employees. We may be unable to successfully implement these tasks on a larger scale, which could prevent us from executing our business strategy.
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
     We have entered into, and expect to continue to enter into, arrangements for third-party products, services, content or advertising to be offered in connection with Stage6.com and our content distribution offerings. Certain of these arrangements involve the distribution of digital content owned by third parties, which may subject us to third party claims related to such products, services, content or advertising, including defamation, violation of privacy laws, misappropriation of publicity rights, violation of United States federal CAN-SPAM legislation, and infringement of intellectual property rights. We require users of Stage6.com to agree to terms of use that prohibit, among other things, the posting of content that violates third party intellectual property rights, or that is obscene, hateful or defamatory. We have implemented, or plan to implement, procedures to enforce such terms of use, including taking down content that violates our terms of use that we have received notification of, or that we are aware of, and/or blocking access by, or terminating the accounts of, users determined to be repeat violators of our terms of use. Despite these measures, we cannot guarantee that such unauthorized content will not exist on our website, that these procedures will reduce our liability with respect to such unauthorized third party conduct or content, or that we will be able to resolve any disputes that may arise with content providers or users regarding such conduct or content, Our agreements with these parties may not adequately protect us from these potential liabilities. Investigating and defending any of these types of claims is expensive, even if the claims do not result in liability. If any of these claims results in liability, we could be required to pay damages or other penalties.
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
     We incurred net losses from our inception through June 30, 2005. While we were profitable during the fiscal years 2005 and 2006, as of March 31, 2007 we had an accumulated deficit of approximately $1.7 million. We may not generate sufficient revenue to be profitable on a quarterly or annual basis in the future. In addition, we devote significant resources to developing and enhancing our technology and to selling, marketing and obtaining content for our technologies and products. We expect our operating expenses to increase, as we, among other things:
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
     As of April 30, 2007, we had 33,582,593 shares of common stock outstanding, excluding 370,259 shares subject to repurchase. As a result of our relatively small public float, our common stock may be less liquid than the stock of companies with broader public ownership. Among other things, trading of a relatively small volume of our common stock may have a greater impact on the trading price for our shares than would be the case if our public float were larger.
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
     Our executive officers, directors and their affiliates beneficially own approximately 30.5% of our common stock as of April 30, 2007. As a result, these stockholders, acting together, are able to effectively control all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. The interests of this group of stockholders may not always coincide with our interests or the interests of other stockholders, and they may act in a manner that advances their best interests and not necessarily those of other stockholders.

Future sales of our common stock may cause our stock price to decline.
     As of April 30, 2007, there were 33,952,852 shares of our common stock outstanding. Excluding 370,259 shares subject to repurchase, substantially all of these shares became eligible for sale in the public market upon expiration of lock-up agreements on March 20, 2007, although as of April 30, 2007, 12,465,360 of these shares were held by directors, executive officers and other affiliates and will be subject to volume limitations under Rule 144. In addition, as of April 30, 2007 we had outstanding warrants to purchase up to 458,656 shares of common stock that, if exercised, will result in these additional shares becoming available for sale. A large portion of these shares and warrants are held by a small number of persons and investment funds. Sales by these stockholders or warrantholders of a substantial number of shares could significantly reduce the market price of our common stock. Moreover, the holders of 11,312,034 shares of common stock at April 30, 2007 have rights, subject to some conditions, to require us to file registration statements covering the shares they currently hold or may acquire upon exercise of the warrants, or to include these shares in registration statements that we may file for ourselves or other stockholders.
     We have registered all common stock that we may issue under our 2000 Stock Option Plan, our 2006 Equity Incentive Plan, or 2006 Plan, and our 2006 Employee Stock Purchase Plan, or 2006 Purchase Plan. As of April 30, 2007, an aggregate of approximately 8,618,376 shares of our common stock were reserved for future issuance under these plans, and the share reserve under our 2006 Plan and our 2006 Purchase Plan are subject to automatic annual increases in accordance with the terms of the plans. These shares can be freely sold in the public market upon issuance. If a large number of these shares are sold in the public market, the sales could reduce the trading price of our common stock and impede our ability to raise future capital.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     During the three months ended March 31, 2007, we issued and sold 120,204 shares of our common stock that were not registered under the Securities Act of 1933, as amended, upon the net exercise of warrants. These shares of common stock were issued in reliance upon the exemption from registration provided in Section 4(2) of the Securities Act of 1933, as amended, and/or Regulation D promulgated thereunder.
Purchases of Equity Securities by the Company
     Pursuant to the terms of our 2000 Stock Option Plan, options may typically be exercised prior to vesting. We have the right to repurchase unvested shares from our employees and consultants upon their termination, and it is generally our policy to do so. The following table provides information with respect to purchases made by us of our common stock during the three month period ended March 31, 2007:

	Total Number	Average Price	Total Value
	of Shares	Paid per	Paid by
Period	Purchased (1)	Share	Company
January 1, 2007 through March 31, 2007	14,458	$0.72	$10,450

(1)	All shares were originally purchased from us by employees and consultants pursuant to exercises of unvested stock options. During the months listed above, we routinely repurchased the shares from our employees and consultants upon their termination of employment pursuant to our right to repurchase unvested shares at the original exercise price under the terms of our Stock Plans and the related stock option agreements.

Item 6. Exhibits.

Exhibit
Number	Description of Document

3.1(1)	Form of Amended and Restated Certificate of Incorporation as currently in effect.

3.2(1)	Form of Amended and Restated Bylaws as currently in effect.

4.1(1)	Form of Common Stock Certificate.

10.20+	Summary of DivX, Inc. 2007 Cash Bonus Plan.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Indicates management contract or compensatory plan

(1)	Incorporated by reference to the exhibit of the same number to the Company’s Registration Statement on Form S-1 (No. 333-133855), originally filed on May 5, 2006.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIVX, INC.

Dated: May 15, 2007	By:	/s/ John A Tanner
	Name:	John A. Tanner
	Title:	CFO
(Duly Authorized Officer and Principal Financial Officer)