Form 10-Q
period 2007-06-30
DIVX INC
filed 2007-08-14
CIK 1342960

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended June 30, 2007

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

Yes  ☒    No  ☐

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

Yes  ☐    No  ☒

The number of shares of the Registrant’s Common Stock outstanding as of July 31, 2007 was 34,339,601.

DIVX, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED JUNE 30, 2007

PART I — FINANCIAL INFORMATION

Item 1.	Consolidated Condensed Financial Statements

DIVX, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

(In thousands, except share data)

	December 31, 2006	June 30, 2007
		(unaudited)
Assets
Current assets:
Cash and cash equivalents	$86,310	$27,322
Restricted cash	270	—
Short-term investments	62,331	126,384
Accounts receivable, net of allowance of $1,424 and $1,580, respectively	6,939	7,436
Prepaid expenses	1,419	1,299
Deferred tax assets, current	937	937
Other current assets	615	1,207

Total current assets	158,821	164,585
Property and equipment, net	3,488	4,150
Deferred tax assets, long term	1,363	1,319
Other assets	714	4,246

Total assets	$164,386	$174,300

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,189	$2,130
Accrued liabilities	1,038	2,180
Accrued compensation and benefits	2,279	3,421
Accrued patent royalties	742	1,261
Income taxes payable	486	671
Deferred revenue, current	4,654	4,631
Current portion of capital lease obligations	36	37
Notes payable, current portion	378	145

Total current liabilities	11,802	14,476
Capital lease, net of current portion	73	54
Notes payable, net of current portion	15	—
Deferred revenue, long term	768	995
Deferred rent	461	378
Liability for unvested portion of early stock option exercises	356	177

Total liabilities	13,475	16,080
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.001 par value, 10,000,000 shares authorized at December 31, 2006 and June 30, 2007; 0 shares issued and outstanding at December 31, 2006 and June 30, 2007	—	—
Common stock, $.001 par value, 200,000,000 shares authorized at December 31, 2006 and June 30, 2007; 33,032,483 and 34,106,235 shares issued and outstanding, excluding 514,242 and 223,345 shares subject to repurchase at December 31, 2006 and June 30, 2007, respectively	33	34
Additional paid in capital	153,902	158,944
Accumulated other comprehensive loss	(72)	(109)
Accumulated deficit	(2,952)	(649)

Total stockholders’ equity	150,911	158,220

Total liabilities and stockholders’ equity	$164,386	$174,300

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

DIVX, INC.

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

(In thousands, except per share data)

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2006	2007	2006	2007
Net revenues:
Technology licensing	$10,377	$14,229	$21,445	$30,931
Media and other distribution and services	2,797	4,050	5,828	7,566

Total net revenues	13,174	18,279	27,273	38,497

Cost of revenues:
Cost of technology licensing	760	820	1,491	1,668
Cost of media and other distribution and services(1)	235	157	456	418

Total cost of revenues	995	977	1,947	2,086

Gross profit	12,179	17,302	25,326	36,411

Operating expenses:
Selling, general and administrative(1)	5,772	13,007	11,701	23,803
Product development(1)	3,701	4,636	6,926	8,792

Total operating expenses	9,473	17,643	18,627	32,595

Income (loss) from operations	2,706	(341)	6,699	3,816
Interest income	370	2,019	660	3,928
Interest expense and other	(18)	5	(41)	(1)

Income before income taxes	3,058	1,683	7,318	7,743
Income tax provision	392	680	1,373	3,080

Net income	$2,666	$1,003	$5,945	$4,663

Net income per share:
Basic	$0.11	$0.03	$0.26	$0.14

Diluted	$0.09	$0.03	$0.20	$0.13

Shares used to compute basic net income per share	8,472	33,754	8,335	33,454

Shares used to compute diluted net income per share	10,979	35,401	10,769	35,409

(1) The following table presents details of total stock-based compensation expense included in each functional line item in the unaudited consolidated condensed statements of income above:
Cost of revenues	$1	$1	$2	$2
Selling, general and administrative	384	1,562	659	2,075
Product development	177	527	267	957

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

DIVX, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Six months ended June 30,
	2006	2007
Cash flows provided by operating activities:
Net income	$5,945	$4,663
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	684	1,093
Stock-based compensation	928	3,034
Amortization of discount on short-term investments	—	(1,197)
Changes in operating assets and liabilities:
Accounts receivable, net	(61)	(497)
Prepaid expenses and other assets	29	(755)
Accounts payable	380	460
Accrued liabilities	(516)	1,713
Accrued compensation and benefits	1,102	1,142
Deferred rent	(87)	(83)
Deferred revenue, net	280	204
Income taxes payable	223	(2,184)

Net cash provided by operating activities	8,907	7,593
Cash flows used in investing activities:
Purchase of short-term investments	—	(119,410)
Proceeds from sales and maturities of short-term investments	—	56,516
Purchase of property and equipment	(700)	(1,554)
Restricted cash	—	270
Cash paid in private company investment	—	(3,500)
Cash paid in Corporate Green acquisition	(351)	—

Net cash used in investing activities	(1,051)	(67,678)
Cash flows (used in) provided by financing activities:
Net proceeds from issuance of common stock	548	1,527
Expenses related to initial public offering	(425)	(467)
Excess tax benefit from exercise of stock options	—	393
Repurchase of unvested stock	(3)	(90)
Payments on capital lease obligations	(26)	(18)
Payments on notes payable	(367)	(248)

Net cash (used in) provided by financing activities	(273)	1,097

Net increase (decrease) in cash and cash equivalents	7,583	(58,988)
Cash and cash equivalents at beginning of period	25,035	86,310

Cash and cash equivalents at end of period	$32,618	$27,322

Supplemental disclosure:
Cash paid for income taxes	$1,150	$4,871

Cash paid for interest	41	12

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

DIVX, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

Note 1—Background and Basis of Presentation

Basis of Presentation

The accompanying consolidated condensed balance sheets as of December 31, 2006 and June 30, 2007, the consolidated condensed statements of income for the three and six months ended June 30, 2006 and 2007 and the consolidated condensed statements of cash flows for the six months ended June 30, 2006 and 2007 are unaudited. These statements should be read in conjunction with the audited consolidated financial statements and related notes, together with management’s discussion and analysis of financial condition and results of operations, contained in the Annual Report on Form 10-K filed by the Company with the Securities and Exchange Commission, or SEC, on March 29, 2007.

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP. In the opinion of the Company’s management, the unaudited consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements in the Annual Report, and include all adjustments (consisting of normal recurring accruals) necessary for the fair presentation of the Company’s financial information for the periods presented. The results for the three and six months ended June 30, 2007 are not necessarily indicative of the results to be expected for the year ending December 31, 2007.

Seasonality

The Company’s technology licensing revenues are derived primarily from per-unit royalties received from original equipment manufacturers. The Company licenses its technologies to manufacturers of integrated circuits designed for consumer hardware products, as well as consumer hardware device manufacturers who have licensed its technologies for incorporation in products such as DVD players, personal media players, portable media players, digital still cameras and mobile handsets. The Company’s licensing arrangements typically entitle it to receive a royalty for each product unit incorporating its technologies that are shipped by licensed original equipment manufacturer partners. Because royalties are generated by the shipment volumes of consumer hardware device customers, and because sales by consumer hardware device manufacturers are highly seasonal, historically, revenues relating to consumer hardware devices have been highly seasonal, with second quarter revenues in any calendar year being generally lower than any other quarter in a calendar year.

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

Note 2—Recently Issued Accounting Standards

In June 2006, the Financial Accounting Standards Board, or FASB, issued Interpretation No. 48, or FIN 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109. FIN 48 clarifies the recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 was effective for fiscal years beginning after December 15, 2006. The Company adopted FIN 48 effective January 1, 2007. The cumulative effect of the adoption resulted in an increase in the Company’s income tax liability for unrecognized tax benefits of $2.4 million, with a corresponding increase to accumulated deficit. See Note 6 for additional discussion regarding the impact of the Company’s adoption of FIN 48.

Also in September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, or SFAS 157. SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosures about fair value measurements. The provisions of SFAS 157 are effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact, if any, of the provisions of SFAS 157.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, or SFAS 159, which permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. The provisions of SFAS 159 are effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact, if any, of the provisions of SFAS 159.

Note 3—Earnings Per Share

For periods where the Company had two classes of equity securities, it followed Emerging Issues Task Force, or EITF, Issue No. 03-6, Participating Securities and the Two-Class Method under FASB Statement 128, which established standards regarding the computation of earnings per share, or EPS, by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the Company. EITF Issue No. 03-6 requires earnings available to common stockholders for the period, after deduction of preferred stock dividends, to be allocated between the common and preferred stockholders based on their respective rights to receive dividends. Basic EPS is then calculated by dividing income allocable to common stockholders (including the reduction for any undeclared, preferred stock dividends assuming current income for the period had been distributed) by the weighted average number of shares outstanding, net of shares subject to repurchase. EITF Issue No. 03-6 does not require the presentation of basic and diluted EPS for securities other than common stock; therefore, the following EPS amounts only pertain to the Company’s common stock.

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

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2007	2006	2007
Numerator:
Net income	$2,666	$1,003	$5,945	$4,663
Income allocable to preferred stockholders	(1,719)	—	(3,817)	—

Net income allocable to common stockholders	$947	$1,003	$2,128	$4,663

Denominator:
Weighted average common shares outstanding (basic)	8,472	33,754	8,335	33,454
Common equivalent shares from common stock warrants	605	309	600	425
Common equivalent shares from options to purchase common stock and unvested shares of common stock subject to repurchase	1,902	1,338	1,834	1,530

Weighted average shares of common stock outstanding (diluted)	10,979	35,401	10,769	35,409

Basic earnings per share	$0.11	$0.03	$0.26	$0.14

Diluted earnings per share	$0.09	$0.03	$0.20	$0.13

Potentially dilutive securities, which are not included in the calculation of diluted net income per share because to do so would be anti-dilutive, are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2007	2006	2007
Convertible preferred stock	16,642	—	16,642	—
Common and preferred stock warrants	25	—	25	—
Options to purchase common stock	—	1,553	—	1,001

Total	16,667	1,553	16,667	1,001

Note 4—Short-term investments

Cash and cash equivalents consist of cash, money market funds and other highly liquid investments with original maturities of three months or less from the date of purchase.

Investments with original maturities at the date of purchase greater than three months are classified as short-term investments. The Company manages its cash equivalents and short-term investments as a single portfolio of highly marketable securities, all of which are intended to be available for the Company’s current operations. As such, all of the Company’s short-term investments are classified as available-for-sale and are reported at fair value, as determined by quoted market prices, with any unrealized gains and losses, net of tax, recorded as a separate component of accumulated other comprehensive loss in stockholders’ equity. The cost of securities sold is based on the specific-identification method. Investments in auction rate securities are recorded in short-term investments, at cost, which approximates fair value due to their variable interest rates, which typically reset every 7 to 28 days, and, despite the long-term nature of their stated contractual maturities, the Company has the ability to quickly liquidate these securities.

The following table summarizes short-term investments by security type as of June 30, 2007 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Certificates of deposit	$3,000	$—	$—	$3,000
Asset-backed securities	5,567	2	—	5,569
Auction-rate securities	8,650	—	—	8,650
Commercial paper	29,738	—	(15)	29,723
Corporate bonds	66,438	4	(98)	66,344
Government	13,100	4	(6)	13,098

	$126,493	$10	$(119)	$126,384

The following table summarizes short-term investments by security type as of December 31, 2006 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Auction-rate securities	$9,800	$—	$—	$9,800
Commercial Paper	23,913	—	(23)	23,890
Corporate Bonds	26,232	—	(43)	26,189
Government	2,458	—	(6)	2,452

	$62,403	$—	$(72)	$62,331

The following table summarizes the contractual maturities of the Company’s short-term investments (in thousands):

	December 31, 2006	June 30, 2007
Less than one year	$43,284	$101,698
Due in one to five years	9,247	16,036
Due after five years	9,800	8,650

	$62,331	$126,384

Values for asset-backed securities have been assigned to maturity categories within the contractual maturities table based upon the set maturity date of the security. Realized gains and losses on short-term investments are included in interest expense and other in the accompanying consolidated condensed statements of income. The Company recorded no realized gains or losses on its short-term investments in the three or six months ended June 30, 2006 or 2007.

As of June 30, 2007, the Company had no investments that have been in a continuous unrealized loss position for a period of 12 months.

Note 5—Stock-Based Compensation Expense

Total stock-based compensation expense was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2007	2006	2007
Cost of revenue	$1	$1	$2	$2
Selling, general and administrative	384	1,562	659	2,075
Product development	177	527	267	957

Total stock-based compensation expense before taxes	$562	$2,090	$928	$3,034

The Company recorded $600,000 and $1.6 million in stock-based compensation expense during the six months ended June 30, 2006 and 2007, respectively, related to stock-based awards granted during those periods. The remaining stock-based compensation expense primarily related to stock option awards granted in earlier periods. In addition, for the six months ended June 30, 2006 and 2007, $0 and $393,000, respectively, was presented as financing activities in the consolidated condensed statement of cash flows to reflect the incremental tax benefits from stock options exercised in those periods. At June 30, 2007, total unrecognized estimated compensation costs related to non-vested stock options granted prior to that date was $23.9 million, which is expected to be recognized over a weighted-average period of 1.6 years.

In May 2007, the Company granted stock options to purchase an aggregate of 324,000 shares of common stock, all of which are performance-based awards. These awards vest upon the achievement of certain performance targets prior to December 31, 2007. Accounting guidance dictates that, for purposes of recognizing compensation expense for this type of award, that compensation expense related to the performance-based awards be recognized ratably over the period from the date of the award through the estimated achievement date of satisfying the performance criteria, based on management’s assessment of the “probability” that the performance targets will be met. If the performance targets are not reached by December 31, 2007, the corresponding stock options will be forfeited. At June 30, 2007, management’s assessment was that it was not yet “probable” that the performance targets would be met, therefore as of June 30, 2007 no compensation expense had been recorded.

Note 6—Income Taxes

In June 2006, the FASB issued FIN 48. FIN 48 creates a single model to address accounting for uncertainty in income tax positions. FIN 48 prescribes a minimum threshold that an income tax position is required to meet before being recognized in the financial statements. The interpretation also provides guidance on derecognition and measurement criteria in addition to classification, interest and penalties and interim period accounting, and it significantly expands disclosure provisions for uncertain tax positions that have been or are expected to be taken in a company’s tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006 and the Company, accordingly, has adopted this statement as of January 1, 2007. The cumulative effect of adopting FIN 48 has been recorded in accumulated deficit and other accounts as applicable.

As a result of the adoption of FIN 48, the Company has recorded an increase to accumulated deficit at January 1, 2007 of $2,360,000. Including the cumulative effect adjustment, at the beginning of 2007 the Company had $3,151,000 of total unrecognized tax benefits that, if recognized, would favorably affect the Company’s effective income tax rate in future periods. Additionally, management has determined, in accordance with FIN 48, that the total amount of unrecognized tax benefits at January 1, 2007 should be classified as a current liability on the Company’s balance sheet. There have been no significant changes to these amounts during the three or six months ended June 30, 2007. The Company’s continuing practice is to recognize interest and/or penalties related to income tax matters as income tax expense. The Company had no accrued interest or penalties at January 1, 2007 and $89,000 of accrued interest and $0 accrued for penalties at June 30, 2007.

The $2,360,000 cumulative effect adjustment for the implementation of FIN 48 relates to research tax credits. In management’s judgment, these credits do not satisfy the more-likely-than-not standard required for recognition in the financial statements due to inadequate documentation. During 2007 the Company intends to undertake a detailed study of the research expenditures and accumulate supporting documentation to the extent reasonably possible. Upon completion of such study, management may conclude that it is more-likely-than-not that some portion of these research tax credits could be sustained upon audit. At that time, the Company would recognize that portion of the unrecognized tax benefit for these research tax credits as a reduction to tax expense as a discrete item in that period’s tax provision.

The Company is subject to income taxation in the United States and various state jurisdictions. The Company’s tax years for 2002 and later are subject to examination by the United States and state tax authorities.

Note 7—Strategic Investments

In May 2007, the Company made an equity investment in a private corporation that aggregates and distributes art via its web community and facilitates an open forum where artists can exhibit their artwork and build community around that art in an effort to drive commerce. The Company’s investment consisted of $3.5 million cash for which it received certain shares of the private corporation’s Series A Preferred Stock and entered into an advertising and marketing agreement. The Company has preliminarily allocated approximately $650,000 of the investment to the advertising and marketing agreement, based on its estimated fair value, and the remaining $2.9 million will be carried as an investment. The value preliminarily allocated to the advertising and marketing agreement will be amortized ratably over the period in which the services are expected to be rendered: September 2007 through March 2009. As the Company’s ownership is less than 20%, it will account for the investment using the cost basis, and periodically review for impairment. Both amounts are included in other assets on the condensed consolidated balance sheet.

In July 2007, the Company acquired all of the assets of a limited liability corporation engaged in real-time digital video processing for the purposes of producing enhanced video search and discovery services. The total purchase price for the acquisition is up to $4.25 million comprised of an initial upfront cash payment of $2.0 million, which the Company made in July 2007, and subsequent cash payments up to $2.25 million upon the achievement of certain technology related milestones. The Company will account for the acquisition as an asset purchase and periodically review for impairment.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of our operations in conjunction with our consolidated condensed financial statements and the notes to those statements included elsewhere in this Quarterly Report on Form 10-Q, as well as our audited consolidated financial statements and notes to those statements as of and for the year ended December 31, 2006 included in our Annual Report on Form 10-K filed with the SEC on March 29, 2007. This discussion contains forward-looking statements reflecting our current expectations that involve risks and uncertainties. Our actual results and the timing of events may differ materially from those contained in these forward-looking statements due to a number of factors, including those discussed in the section entitled “Risk Factors,” and elsewhere in this Quarterly Report on Form 10-Q.

Overview

We create products and services designed to improve the consumer’s experience of media. Our first product offering was a video compression-decompression software library, or codec, which has been actively sought out and downloaded by consumers over 240 million times since January 2003, including over 80 million times during the last twelve months. These downloads include those for which we receive revenue as well as free downloads, such as limited-time trial versions, and downloads provided as upgrades or support to existing end users of our products. We have since built on the success of our codec with other consumer software products, including the DivX Player application, which we distribute to consumers from our website, DivX.com. We also license our technologies to consumer hardware device manufacturers and certify their products to ensure the interoperable support of DivX-encoded content. Over 100 million DivX Certified hardware devices have been shipped worldwide through June 30, 2007. Our customers include major consumer video hardware original equipment manufacturers, or OEMs. We are entitled to receive a royalty for each DivX Certified device that our customers ship. In addition to technology licensing to consumer hardware device manufacturers, we currently generate revenue from software licensing, advertising and content distribution.

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

Our technology licensing revenues are derived primarily from per-unit royalties received from OEMs. We license our technologies to manufacturers of integrated circuits designed for consumer hardware products, as well as consumer hardware device manufacturers who have licensed our technologies for incorporation in products such as DVD players, personal media players, portable media players, digital still cameras and mobile handsets. Our licensing arrangements typically entitle us to receive a royalty for each product unit incorporating our technologies that is shipped by our OEM partners. Though significantly smaller in magnitude than royalties from unit-based shipments, we also receive technology fees from integrated circuit manufacturers, original design manufacturers and OEMs for rights to include our technologies in their products and for DivX product certifications. Because royalties are generated by the shipment volumes of our consumer hardware device customers, and because sales by consumer hardware device manufacturers are highly seasonal, we expect revenues relating to consumer hardware devices to be highly seasonal, with our second quarter revenues in any calendar year being generally lower than any other quarter in a calendar year.

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

A small number of customers account for a significant percentage of our revenues. In the second quarter of 2007, two customers accounted for 24% and 10% of our revenues, respectively. For the six months ended June 30, 2007, one of those same customers accounted for 23% of our revenues.

We are a global company with a broad, geographically diverse market presence. We have offices in six countries, and our hardware and software products are distributed in over 150 countries and territories. We have historically generated a substantial amount of our revenues from international sales, which have grown to represent a large percentage of our overall revenues. For the six months ended June 30, 2007 and the fiscal year 2006, our revenues outside North America comprised 74% and 75%, respectively, of our total revenues. A large portion of our total revenues come from licensing our technologies to consumer hardware device manufacturers, most of whom are located outside of North America.

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

Selling, general and administrative

The majority of selling, general and administrative expense consists of employee compensation costs. Selling, general and administrative expense also includes internet connectivity expenses, marketing expenses, business travel costs, trade show costs, outside consulting fees, allocable overhead and costs associated with being a publicly traded company, including expenses associated with comprehensively analyzing, documenting and testing our system of internal controls and maintaining our disclosure controls and procedures as a result of the regulatory requirements of the Sarbanes-Oxley Act. Our headcount for selling, general, and administrative related personnel, including employees and outside contractors, increased by 70 from 119 as of June 30, 2006 to 189 as of June 30, 2007. We intend to hire additional employees and outside contractors for our sales and marketing staff and to increase our selling and marketing budget in the future as we attempt to continue to raise awareness of our products and services, however we expect this to be at a slower pace than in past. We also expect that selling, general and administrative expense will fluctuate on a quarterly basis both in absolute dollars and as a percentage of revenues.

Stage6.com

Internet connectivity costs for Stage6.com, our online video community website, are currently included in marketing costs as Stage6.com is not currently producing material revenues. As Stage6.com continues to build traffic prior to producing material revenues, we expect that associated internet connectivity costs will increase significantly and will continue to be reflected in marketing costs. As a result, the total costs directly associated with Stage6.com, which were approximately $2.4 million in the three months ended June 30, 2007, are expected to increase significantly.

Product development

The majority of product development expense consists of employee compensation for personnel responsible for the development of new technologies and products. Our headcount for product development related personnel, including employees and outside contractors, increased by 12 from 106 as of June 30, 2006 to 118 as of June 30, 2007. Product development expense also includes depreciation of computer and related equipment, software license fees and allocable overhead. We expect our product development expense to increase in absolute dollars as we continue to invest in the development of our products and services, though as a percentage of revenues such expenses may fluctuate on a quarterly basis. While we expect to continue to hire additional employees to meet our business needs, if permanent employees are not available for hire, we intend to use outside contractors to fulfill our labor needs when and as required to accomplish our operating goals.

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

Our critical accounting policies are described in the notes to the consolidated financial statements included in our Annual Report on Form 10-K filed with the SEC on March 29, 2007. In addition, we have adopted the following critical accounting policy as a result of our strategic investment during the three months ended June 30, 2007:

Strategic investments

Strategic investments include equity investments accounted for under the cost method of accounting. For investments that represent less than a 20% ownership interest, the investments are carried at cost. Under the equity method of accounting, which generally applies to investments that represent 20% to 50% ownership interests, our proportionate ownership share of the earnings or losses of the investee would be recorded as equity income (loss) in earnings in our consolidated statement of operations. We are required to exercise judgment in determining whether an investment is more accurately reflected using the cost or equity method.

We will periodically review indicators of the fair value of our strategic investments in order to assess whether available facts or circumstances, both internally and externally, may suggest an other-than-temporary decline in the value of the investment. The carrying value of an investment may be affected by the ability of the investee to obtain adequate funding and execute its business plans, general market conditions, industry considerations specific to the investee’s business, and other factors. The inability of an investee to obtain future funding or successfully execute its business plan could adversely affect our equity earnings in the periods affected by those events. Future adverse changes in market conditions or poor operating results of the investee could result in equity losses or an inability to recover the carrying value of the investment that may not be reflected in an investment’s current carrying value, thereby possibly requiring an impairment charge in the future. We will record an impairment charge when we believe an investment has experienced a decline in value that is other-than-temporary.

Moreover, we have updated the following existing critical accounting policy as a result of the granting of performance-based awards during the quarter ended June 30, 2007:

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

Non-market vesting conditions attached to performance-based awards are included in assumptions about the number of shares underlying such awards that the employee will ultimately receive, based on management’s assessment of the probability the performance targets will be met and the shares will vest. On a regular basis we review the assumptions made and revise the estimates of the number of shares subject to performance-based awards that are ultimately expected to vest, where necessary. Any subsequent revisions to the estimates of the number of shares subject to performance-based awards ultimately expected to vest may increase or decrease total compensation expense. Such increase or decrease adjusts the prior period compensation expense in the period of the review on a cumulative basis for unvested shares subject to performance-based awards for which compensation expense has already been recognized in the profit and loss account, and in subsequent periods for unvested shares subject to performance-based awards for which the expense has not yet been recognized in the profit and loss account.

Results of Operations

The following table presents our results of operations as a percentage of total net revenue for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
	2006	2007	2006	2007
	(unaudited)		(unaudited)
Net revenues:
Technology licensing	79%	78%	79%	80%
Media and other distribution and services	21	22	21	20

Total net revenues	100	100	100	100

Cost of revenues:
Cost of technology licensing	6	4	5	4
Cost of media and other distribution and services(1)	2	1	2	1

Total cost of revenues	8	5	7	5

Gross profit	92	95	93	95
Operating expenses:
Selling, general and administrative(1)	44	71	43	62
Product development(1)	28	25	25	23

Total operating expenses	72	96	68	85

Income (loss) from operations	20	(1)	25	10
Interest and other income, net	3	11	2	10

Income before income taxes	23	10	27	20
Income tax provision	3	4	5	8

Net income	20%	6%	22%	12%
(1) The following table presents details of total stock-based compensation expense included in each functional line item in the results of operations table above:
Cost of revenues	—%	—%	—%	—%
Selling, general and administrative	3	9	2	5
Product development	1	3	1	2

Net Revenues

The following table summarizes and analyzes the revenues we earned for the three and six months ended June 30, 2006 and 2007:

	Three months ended June 30,		Change		Six Months Ended June 30,		Change
	2006	2007	$	%	2006	2007	$	%
	($ in thousands)
	(unaudited)
Net revenues:
Technology licensing:
Consumer hardware	$9,262	$12,498	$3,236	35%	$19,159	$27,256	$8,097	42%
% of total net revenues	70%	68%			70%	71%
Software	1,115	1,731	616	55	2,286	3,675	1,389	61%
% of total net revenues	9%	10%			9%	9%

Total technology licensing	10,377	14,229	3,852	37	21,445	30,931	9,486	44%
% of total net revenues	79%	78%			79%	80%
Advertising and third-party product distribution	2,589	3,878	1,289	50	5,363	7,273	1,910	36%
% of total net revenues	20%	21%			20%	19%
Digital media distribution and related services	208	172	(36)	(17)%	465	293	(172)	(37)%
% of total net revenues	1%	1%			1%	1%

Total net revenues	$13,174	$18,279	$5,105	39%	$27,273	$38,497	$11,224	41%

Technology licensing—consumer hardware: The $3.2 million, or 35%, increase in net revenues from technology licensing to consumer hardware device manufacturers from the second quarter of 2006 to the second quarter of 2007, and the $8.1 million, or 42% increase in revenues from technology licensing to consumer hardware device manufacturers from the six months ended June 30, 2006 to the six months ended June 30, 2007, resulted primarily from an increase in net royalty revenues associated with increased shipped-unit volumes of devices that incorporate our technologies reported to us by our licensee partners. In addition, $1.8 million in technology licensing revenues were recognized during the six months ended June 30, 2007 that had been deferred under minimum volume commitment arrangements. These arrangements included certain average pricing levels based on the customer achieving certain minimum volumes. Upon the lapse of each minimum volume commitment period, any remaining deferred revenue was recognized. From time to time, we will recognize revenue under similar circumstances.

Technology licensing—software: The $616,000, or 55%, increase in software licensing revenues from the second quarter of 2006 to the second quarter of 2007 and the $1.4 million, or 61% increase in revenues in software licensing revenues from the six months ended June 30, 2006 to the six months ended June 30, 2007, resulted primarily from $500,000 and $1.5 million, respectively, in license revenue from Google for use of certain of our technology. Such revenue is associated with a two-year contract that will expire during August of 2007.

Advertising and third-party product distribution: The $1.3 million, or 50%, increase in advertising and third-party product distribution revenue from the second quarter of 2006 to the second quarter of 2007, and the $1.9 million, or 36% increase in advertising and third-party product distribution revenue from the six months ended June 30, 2006 to the six months ended June 30, 2007, resulted from an increase in revenues associated with our distribution of Google’s software under our software distribution and promotion agreement with Google.

Digital media distribution and related services: The $36,000, or 17%, decrease in digital media distribution and services revenue from the second quarter of 2006 to the second quarter of 2007, and the $172,000, or 37%, decrease in advertising and third-party product distribution revenue from the six months ended June 30, 2006 to the six months ended June 30, 2007, reflect decreases in sales by our Open Video System customers and in encoding revenues.

Gross profit

The following table shows the gross profit earned on each of our revenue streams for the three and six months ended June 30, 2006 and 2007 in absolute dollars and as a percentage of related revenues:

	Three months ended June 30,		Change		Six Months Ended June 30,		Change
	2006	2007	$	%	2006	2007	$	%
	($ in thousands)
	(unaudited)
Gross profit:
Technology licensing	$9,617	$13,409	$3,792	39%	$19,954	$29,263	$9,309	47%
Gross margin %	93%	94%			93%	95%
Advertising and third-party distribution	2,551	3,841	1,290	51%	5,301	7,203	1,902	36%
Gross margin %	99%	99%			99%	99%
Digital media distribution and related services	11	52	41	373%	71	(55)	(126)	(177)%
Gross margin %	5%	30%			15%	(19)%

Total gross profit	$12,179	$17,302	$5,123	42%	$25,326	$36,411	$11,085	44%
Gross margin %	92%	95%			93%	95%

Technology licensing: The increase in gross margin from the second quarter of 2006 to the second quarter of 2007 and the increase in gross margin from the six months ended June 30, 2006 to the six months ended June 30, 2007, was due primarily to increased royalties from technology licensing to consumer hardware device manufacturers without a corresponding increase in royalty expenses due to our licensors, as such costs are to a large extent fixed in nature.

Advertising and third-party product distribution: Our cost of advertising and product distribution revenue has remained relatively fixed as a percentage of such revenue because the cost of bandwidth associated with product downloads is directly proportional to the volume of downloads.

Digital media distribution and related services: Our digital media distribution and related services gross margin has continued to decrease due to diminished revenues over a relatively fixed cost base. If our content licensing arrangements with consumer hardware OEMs are successful, our associated content licensing costs may increase at a higher rate than the revenues we derive from such arrangements, which would further reduce our gross margins. Additionally, if we do not complete the proposed separation of our online video community website, Stage6.com, and we begin to derive material revenues from Stage6.com, our associated internet connectivity costs may increase at a higher rate than such revenues, resulting in a further reduction in our gross margins.

Operating expenses

The following table summarizes and analyzes our operating expenses for the three and six months ended June 30, 2006 and 2007:

	Three months Ended June 30,		Change		Six months Ended June 30,		Change
	2006	2007	$	%	2006	2007	$	%
	($ in thousands)
	(unaudited)
Operating expenses:
Selling, general and administrative	$5,772	$13,007	$7,235	125%	$11,701	$23,803	$12,102	103%
% of total net revenues	44%	71%			43%	62%
Product development	3,701	4,636	935	25%	6,926	8,792	1,866	27%
% of total net revenues	28%	25%			25%	23%

Total operating expenses	$9,473	$17,643	$8,170	86%	$18,627	$32,595	$13,968	75%
% of total net revenues	72%	96%			68%	85%

Selling, general and administrative: The $7.2 million, or 125%, increase in selling, general and administrative expenses from the second quarter of 2006 to the second quarter of 2007 was principally due to a $3.0 million increase in costs resulting from increased average headcount, which grew from an average of 103 for the second quarter of 2006 to an average of 172 for the second quarter of 2007, predominantly in the sales and marketing functions. Costs associated with these headcount increases were comprised of salaries and benefits, performance based compensation, stock-based compensation, travel costs, recruiting fees and facilities costs. In addition, we experienced a $1.8 million increase in internet connectivity related costs primarily associated with marketing aspects of our online video community website, Stage6.com., a $776,000 increase in professional services, particularly legal and accounting services associated with being a publicly traded company and compliance with the Sarbanes-Oxley Act, and a $371,000 increase in marketing costs, particularly tradeshow, retail marketing, design and advertising expenses.

The $12.1 million, or 103%, increase in selling, general and administrative expenses from the six months ended June 30, 2006 to the six months ended June 30, 2007 was principally due to a $5.6 million increase in costs resulting from increased average headcount, which grew from an average of 104 for the six months ended June 30, 2006 to an average of 156 for the six months ended June 30, 2007, predominantly in the sales and marketing functions. Costs associated with these headcount increases were comprised of salaries and benefits, performance based compensation, stock-based compensation, travel costs, recruiting fees and facilities costs. In addition, we experienced a $2.3 million increase in internet connectivity related costs primarily associated with marketing aspects of our online video community website, Stage6.com., a $1.2 million increase in professional services, particularly legal and accounting services associated with being a publicly traded company and compliance with the Sarbanes-Oxley Act, and a $677,000 increase in marketing costs, particularly tradeshow, retail marketing, advertising and market research expenses.

Product development: The $935,000, or 25%, increase in product development expense from the second quarter of 2006 to the second quarter of 2007 was principally due to an increase average product development headcount from 96 for the second quarter of 2006 to 114 for the second quarter of 2007. Costs associated with such increase in headcount were comprised primarily of salary and benefits, stock-based compensation and recruiting costs.

The $1.9 million, or 27%, increase in product development expense from the six months ended June 30, 2006 to the six months ended June 30, 2007 was principally due to an increase average product development headcount from 90 for the six months ended June 30, 2006 to 117 for the six months ended June 30, 2007. Costs associated with such increase in headcount were comprised primarily of salary and benefits, stock-based compensation and recruiting costs.

Interest and other income, net: We reported net interest income of $2.0 million for the second quarter of 2007 compared to $370,000 for the second quarter of 2006 and $3.9 million for the six months ended June 30, 2007 compared to $660,000 for the six months ended June 30, 2006. The increase is reflective of higher average cash balances, which principally resulted from proceeds from the sale of shares of our common stock in our initial public offering and, to a lesser extent, positive cash flow from operations.

Income tax provision: We recorded a provision for income taxes of $680,000 for the second quarter of 2007, based upon a 40.3% effective tax rate, compared to $392,000 for the second quarter of 2006, based on a 12.8% tax rate and a provision for income taxes of $3.1 million for the six months ended June 30, 2007, based upon a 40.3% tax rate, compared to $1.4 million for the six months ended June 30, 2006, based upon a 18.8% tax rate.

The effective tax rate is based upon our estimated fiscal 2007 income before the provision for income taxes. To the extent the estimate of fiscal 2007 income before the provision for income taxes changes, our provision for income taxes will change as well. The effective tax rate for the entire year 2007 is expected to be approximately 40.3%, excluding any discrete items.

The increase in the effective tax rate from the prior year period is due primarily to the release of valuation allowance during fiscal 2006 as a result of our recent sustained history of operating profitability and the determination by management that the future realization of the net deferred tax assets was determined to be more–likely-than-not.

Liquidity and capital resources

The following table presents data regarding our liquidity and capital resources as of (in thousands):

	December 31, 2006	June 30, 2007
Cash, cash equivalents and short-term investments	$148,641	$153,706
Working capital	147,019	150,109
Total assets	164,386	174,300
Total debt	502	236
Total stockholders’ equity	150,911	158,220

Cash Flows (in thousands)

	Six months ended June 30,
	2006	2007
Cash provided by operating activities	$8,907	$7,593
Cash used in investing activities	(1,051)	(67,678)
Cash (used in) provided by financing activities	(273)	1,097

Total increase (decrease) in cash and cash equivalents	$7,583	$(58,988)

Cash provided by operating activities: The $7.6 million of cash provided by operating activities for the six months ended June 30, 2007 was primarily due to net income of $4.7 million, depreciation and amortization of $1.1 million, stock-based compensation of $3.0 million and changes in other working capital accounts, primarily increases in accrued liabilities and accrued compensation and benefits and a decrease in income taxes payable.

The $8.9 million of cash provided by operating activities for the six months ended June 30, 2006 was principally driven by net income of $5.9 million, depreciation and amortization of $684,000, stock-based compensation of $928,000 and increases in other working capital accounts, primarily accrued compensation.

Cash used in investing activities: The $67.7 million of cash used in investing activities for the six months ended June 30, 2007 was primarily for net short-term investments of $62.9 million, the $3.5 million investment in a private corporation and $1.6 million for the purchase of property and equipment, primarily computer hardware and software, to support the growth of our company. We expect to substantially increase our capital expenditures in future periods as we continue to invest in computer and office equipment and leasehold improvements as we expand our business, including Stage6.com.

The $1.1 million of cash used in investing activities for the six months ended June 30, 2006 was principally for the acquisition of property and equipment to support our growth, including $351,000 for the acquisition of Corporate Green.

Cash (used in) provided by financing activities: The $1.1 million of net cash provided by financing activities for the six months ended June 30, 2007 was primarily due to the net proceeds from the sale of $1.4 million of our common stock, principally due to the exercise of stock options and employee stock purchase plan participation, partially offset by the payment of $467,000 of costs related to our initial public offering and $266,000 of payments on our debt obligations.

The $273,000 of cash used by financing activities for the six months ended June 30, 2006 was primarily due to $393,000 of payments on our debt obligations and $425,000 of costs related to our initial public offering all partially offset by and net proceeds of $548,000 from the sale of common stock, largely due to the exercise of stock options.

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

Interest Rate Risk. All of our fixed income investments are classified as available-for-sale and therefore reported on the balance sheet at market value. Changes in the overall level of interest rates affect our interest income that is generated from our investments. If a 100 basis point decline in overall interest rates were to occur in 2007, our interest income would decline approximately $1.5 million, on an annual basis, assuming investment levels consistent with those at June 30, 2007.

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

Risks related to our business

* Our business and prospects depend on the strength of our brand, and if we do not maintain and strengthen our brand, we may be unable to maintain or expand our business.

Maintaining and strengthening the “DivX” brand is critical to maintaining and expanding our business, as well as to our ability to enter into new markets for our technologies and products. If we fail to promote and maintain the DivX brand successfully, our ability to sustain and expand our business and enter into new markets will suffer. Maintaining and strengthening our brand will depend heavily on our ability to continue to develop and provide innovative and high-quality technologies and products for consumers, content owners, consumer hardware device manufacturers and software vendors as well as to appropriately manage our relationship with Stage6.com during its planned transition to a private company. Moreover, because we engage in relatively little direct brand advertising, the promotion of our brand depends, among other things, upon hardware device manufacturing partners displaying our trademarks on their products. If these partners choose for any reason not to display our trademarks on their products, or if our partners use our trademarks incorrectly or in an unauthorized manner, the strength of our brand may be diluted or our ability to maintain or increase our brand awareness may be harmed. In addition, if we fail to maintain high-quality standards for products that incorporate our technologies through the quality-control certification process that we require of our licensees, or if we take other steps to commercialize our products and services that our customers or potential customers reject, the strength of our brand could be adversely affected. Further, unauthorized third parties may use our brand in ways that may dilute or undermine its strength.

* If we are unable to penetrate existing markets or adapt or develop technologies and products for new markets, our business prospects could be limited.

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

*We face significant competition in various markets, and if we are unable to compete successfully, our ability to generate revenues from our business will suffer.

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

We also compete with companies that offer products or services that compete with specific aspects of our digital media ecosystem. For example, our digital rights management technology competes with technologies from companies such as Apple Computer, ContentGuard, Intertrust Technologies, Microsoft, Nagra Audio, NDS Group and 4C Entity, as well as the internal development efforts of certain of our licensees. Similarly, content distribution providers, such as Amazon.com, Apple Computer, CinemaNow, Google, Joost, MovieLink, Netflix and subscription entertainment services and cable and satellite providers compete against our content distribution services. In addition, Google, Microsoft, Yahoo!, MySpace.com, a subsidiary of News Corporation, and YouTube, a subsidiary of Google, offer online communities that compete with Stage6.com.

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

*We are dependent on the sale by our licensees of consumer hardware and software products that incorporate our technologies. Our top 10 licensees by revenue accounted for approximately 53% of our total net revenues during the six months ended June 30, 2007, and a reduction in revenues from those licensees or a loss of one or more of our key licensees would adversely affect our licensing revenue.

We derive most of our revenue from the licensing of our technologies to consumer hardware device manufacturers, software vendors and consumers. We derived 80%, 80% and 82% of our total net revenues from licensing our technology in the six months ended June 30, 2007 and in the full years 2006 and 2005, respectively. One or a small number of our licensees generally represents a significant percentage of our technology licensing revenues. For example, in the three months ended June 30, 2007, Sony accounted for approximately 10% of our total net revenues, and our top 10 licensees by revenue accounted for approximately 53% of our total net revenues. Our technology licensing revenues are particularly dependent upon our relationships with consumer hardware device manufacturers such as Philips and Sony, and software developers such as Sonic Solutions. We cannot control these manufacturers’ and software developers’ product development or commercialization efforts or predict their success. Our license agreements typically require manufacturers of consumer hardware devices and software vendors to pay us a specified royalty for every shipped consumer hardware or software product that incorporates our technologies, but many of these agreements do not require these manufacturers to guarantee us a minimum royalty in any given period. Accordingly, if our licensees sell fewer products incorporating our technologies, or otherwise face significant economic difficulties, our licensing revenues will be adversely affected. Our license agreements are generally for two years or less in duration, and a significant number of these agreements are scheduled to expire in 2007. For example, our agreement with Philips, under which Philips is obligated to pay us a minimum of $11 million over the two year term of the agreement, has expired on June 30, 2007, and although the parties are currently in negotiations to extend such agreement, Philips is under no obligation to renew this agreement. Upon expiration of their license agreements, manufacturers and software developers may not renew their agreements or may elect not to enter into new agreements with us on terms as favorable as our current agreements.

*Revenues under our software distribution and promotion agreement with Google represented approximately 19% of our total net revenues in the six months ended June 30, 2007. A termination of our software distribution and promotion agreement with Google or our failure to renew or replace this agreement would significantly decrease our revenues.

We rely on our relationship with Google for a significant portion of our revenue and we cannot guarantee that the revenue from Google will remain available to us. Revenues under the Google software distribution and promotion agreement represented approximately 19% of our total net revenues in the six months ended June 30, 2007. We agreed with Google to include and distribute the Mozilla Firefox Browser and certain related Google software products with our software products. Google pays us fees based on the number of downloads or activations of the included software by consumers. Any decline in the popularity of either our products or Google’s products among consumers or market saturation by these products could result in a decrease in revenue under this agreement. If we fail to achieve certain minimum distribution commitments for specific periods described in the agreement, the revenue we derive for such periods will be reduced, and Google may terminate the agreement. Our ability to continue to generate revenues under the agreement is further limited by a cap on the total amounts payable by Google under the agreement, after which Google is relieved of its obligations to pay us. If our revenues under the agreement exceed this cap our revenues in subsequent periods may decrease. This agreement expires upon the earlier of December 31, 2007 or the date upon which we reach the cap on the total amounts payable by Google to us under the agreement, and Google is under no obligation to renew this agreement. If, upon the expiration of our agreement with Google, we fail to enter into a new agreement with Google or a similar partner on substantially the same or more favorable terms, our revenues would significantly decrease.

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

We have offices in five foreign countries as well as sales staff in six other foreign countries, and we are dedicating a significant portion of our sales efforts in countries outside North America. We are dependent on international sales for a substantial amount of our total revenues. For the six months ended June 30, 2007 and for the full years 2006 and 2005, our sales outside North America comprised 74%, 76% and 78%, respectively, of our total revenues. We expect that international sales will continue to represent a substantial portion of our revenues for the foreseeable future. These future international revenues will depend to a large extent on the continued use and expansion of our technologies in entertainment industries worldwide. Increased worldwide use of our technologies is also an important factor in our future growth.

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

We currently have direct license relationships with over 50 consumer hardware device manufacturers located in China. In addition, a number of the OEMs that license our technologies utilize captive or third-party manufacturing facilities located in China. We expect this to continue in the future as consumer hardware device manufacturing in China continues to increase due to its lower manufacturing cost structure as compared to other industrialized countries. As a result, we face many risks in China, in large part due to China’s historically limited recognition and enforcement of contractual and intellectual property rights. In particular, we have experienced, and expect to continue to experience, problems with China-based consumer hardware device manufacturers underreporting or failing to report shipments of their products that incorporate our technologies, or incorporating our technologies or trademarks into their products without our authorization or without paying us licensing fees. We may also experience difficulty enforcing our intellectual property rights in China, where intellectual property rights are not as respected as they are in the United States, Japan and Europe. Unauthorized use of our technologies and intellectual property rights may dilute or undermine the strength of our brand. Further, if we are not able to adequately monitor the use of our technologies by China-based consumer hardware device manufacturers, or enforce our intellectual property rights in China, our revenue potential could be adversely affected.

Pricing pressures on the consumer hardware device manufacturers and software vendors who incorporate our technologies into their products could limit the licensing fees we charge for our technologies and adversely affect our revenues.

The markets for the consumer hardware and software products in which our technologies are incorporated are intensely competitive and price sensitive. For example, retail prices for consumer hardware devices that include our digital media platform, such as DVD players, have decreased significantly in recent years, and we expect prices to continue to decrease for the foreseeable future. In response, consumer hardware device manufacturers and software vendors have sought to reduce their product costs, which can result in downward pressure on the licensing fees we charge our licensees who incorporate our technologies into the consumer hardware and software products that they sell. In addition, we have experienced erosion in the average royalty we can charge for specific versions of our technologies to our OEM partners since the release of these technologies. To maintain higher overall per unit royalties, we must continue to introduce new, more highly functional versions of our products for which we can charge a higher royalty. Any inability to introduce such products in the future or other declines in the royalties we charge would adversely affect our revenues.

*We do not expect sales of DVD players to continue to grow as quickly as they have in the past. To the extent that sales of DVD players level off or decline, or alternative technologies in which we do not participate replace DVDs as a dominant medium for consumer video entertainment, our licensing revenue will be adversely affected.

Growth in our revenue over the past several years has been the result, in large part, of the rapid growth in sales of DVD players incorporating our technologies. For the six months ended June 30, 2007, and in the full years 2006 and 2005, we derived approximately 71%, 72% and 71%, respectively, of our total revenues from technology licensing to consumer hardware device manufacturers, a majority of which are derived from sales of DVD players incorporating our technologies. However, as the markets for DVD players mature, we do not expect sales of DVD players to continue to grow as quickly as they have in the past. To the extent that sales of DVD players level off or decline, our licensing revenue will be adversely affected. In addition, if new technologies are developed for use with DVDs or new technologies are developed that substantially compete with or replace DVDs as a dominant medium for consumer video entertainment such as high definition DVD or Blu-ray Disc, and if we are unable to develop and successfully market technologies that are incorporated into or compatible with such new technologies, our ability to generate revenues will be adversely affected.

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

*Stage6.com, our online video community website, is rapidly evolving and may not prove to be a viable business model.

Online video distribution is a relatively new business model for delivering digital media over the Internet and we have only recently launched our efforts to develop a business centered around online content delivery. We must continue to scale our online video community website, Stage6.com, to accommodate its rapid growth in users. If we fail to effectively scale Stage6.com, user experience may suffer, which may in turn adversely impact user growth, our brand in general and our ability to monetize the website. We may also fail to develop a viable business model that properly monetizes our online video community.

In addition, distributing video to users of Stage6.com involves substantial cost, including bandwidth costs, and a significant portion of the content on Stage6.com is available for free. We expect that the costs of Stage6.com will continue to increase significantly before any meaningful revenue is generated by the website. If we are unable to successfully monetize the use of Stage6.com, either through advertising or fees for use, our operating results will continue to be adversely affected.

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

*We may be unable to attract advertisers to Stage6.com.

We expect that advertising revenue will comprise a significant portion of the revenue to be generated by Stage6.com. Most large advertisers have fixed advertising budgets, only a small portion of which is allocated to Internet advertising. In addition, the overall market for advertising, including Internet advertising, has been generally characterized in recent quarters by softness of demand and the reduction of marketing and advertising budgets or the delay in spending of budgeted resources. We expect that advertisers will continue to focus most of their efforts on traditional media or may decrease their advertising spending. If we fail to convince advertisers to spend a portion of their advertising budgets with us, we will be unable to generate revenues from advertising.

Also, even if we initially attract advertisers to Stage6.com, they may decide not to advertise to our community if their investment does not generate sales leads, and ultimately customers, or if we do not deliver their advertisements in an appropriate and effective manner. If we are unable to provide value to our advertisers, advertisers may not place ads with us.

*Whether or not the proposed separation of Stage6.com is completed, we will incur substantial costs.

The proposed separation of Stage6.com into a private company will be complex, time consuming and expensive, and may disrupt our business and result in the loss of key personnel. The diversion of management’s attention and any delays or difficulties encountered in connection with the transaction also could have an adverse effect on our business and results of operations. We will incur substantial costs related to the proposed separation of Stage6.com, including fees for financial advisors, attorneys and accountants, whether or not the transaction is completed. In addition, we expect to continue to incur significant expenses related to the operation of Stage6.com prior to the proposed separation.

*We will need to increase the size of our organization, and we may experience difficulties in managing growth.

As of July 30, 2007 we had 309 full-time employees, including full-time equivalents. We will need to continue to expand our managerial, operational, financial and other resources to manage our business, including our relationships with key customers and licensees. Our current facilities and systems will not be adequate to support this future growth. We will require additional office space to accommodate our growth. Additional office space may not be available on commercially reasonable terms and may result in a disruption of our corporate culture. Our need to effectively manage our operations, growth and various projects requires that we continue to improve our operational, financial and management controls, reporting systems and procedures and to attract and retain sufficient numbers of talented employees. We may be unable to successfully implement these tasks on a larger scale, which could prevent us from executing our business strategy.

*We have experienced recent changes in our senior management, which may disrupt our operations.

We have recently experienced several changes in our senior management, including the departure of our former Chief Financial Officer, the appointment of Kevin Hell as our Acting Chief Executive Officer and the addition of Dan L. Halvorson as our Executive Vice President and Chief Financial Officer. In addition, we recently announced that R. Jordan Greenhall has stepped down from his role as Chief Executive officer to oversee the proposed separation of Stage6.com, and we have not yet appointed a permanent Chief Executive Officer to replace Mr. Greenhall. We may experience disruptions in our operations as a result of these changes and as the new members of our management team become acclimated to their roles and to our company in general. If we experience any of these disruptions or a loss of management attention to our core business, our operating results could be adversely affected.

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

*We may be subject to legal liability for the provision of third-party products, services, content or advertising.

We have entered into, and expect to continue to enter into, arrangements for third-party products, services, content or advertising to be offered in connection with Stage6.com and our content distribution offerings. Certain of these arrangements involve the distribution of digital content owned by third parties, which may subject us to third party claims related to such products, services, content or advertising, including defamation, violation of privacy laws, misappropriation of publicity rights, violation of United States federal CAN-SPAM legislation, and infringement of intellectual property rights. We require users of Stage6.com to agree to terms of use that prohibit, among other things, the posting of content that violates third party intellectual property rights, or that is obscene, hateful or defamatory. We have implemented, or plan to implement, procedures to enforce such terms of use, including taking down content that violates our terms of use that we have received notification of, or that we are aware of, and/or blocking access by, or terminating the accounts of, users determined to be repeat violators of our terms of use. Despite these measures, we cannot guarantee that such unauthorized content will not exist on our website, that these procedures will reduce our liability with respect to such unauthorized third party conduct or content, or that we will be able to resolve any disputes that may arise with content providers or users regarding such conduct or content. Our agreements with these parties may not adequately protect us from these potential liabilities. Investigating and defending any of these types of claims is expensive, even if the claims do not result in liability. If any of these claims results in liability, we could be required to pay damages or other penalties.

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

* If we lose the services of key members of our senior management team, we may not be able to execute our business strategy.

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

* We have limited experience in identifying, completing and integrating acquisitions, and if we do not successfully integrate recent and any future acquisitions, we may incur unexpected costs and disruptions to our business.

As part of our business strategy, we may acquire technologies and businesses that we believe will contribute to our business. For example, we recently acquired all of the assets of a limited liability corporation engaged in developing real-time digital video processing technology for the purposes of producing enhanced video search and discovery services. We expect to continue to evaluate possible additional acquisitions of technologies and businesses on an ongoing basis. Our recent acquisition of the limited liability corporation as well as, future acquisitions, may entail numerous operational and financial risks including certain of the following risks:

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

Risks related to our finances

* Our quarterly operating results and stock price may fluctuate significantly.

We expect our operating results to be subject to quarterly fluctuations. The revenues we generate and our operating results and the market price of our common stock will be affected by numerous factors, including:

•	demand for our technologies and products;

•	costs related to the continued operation of Stage6.com;

•	introduction, enhancement and market acceptance of technologies and products by us and our competitors;

•	price reductions by us or our competitors or changes in how technologies and products are priced;

•	the mix of technologies and products offered by us and our competitors;

•	the mix of distribution channels through which our technologies and products are licensed and sold;

•	our ability to successfully generate revenues from advertising and content distribution;

•	the mix of international and United States revenues attributable to our technologies and products;

•	costs of intellectual property protection and any litigation;

•	timing of payments received by us pursuant to our licensing agreements;

•	our ability to hire and retain qualified personnel; and

•	growth in the use of the Internet.

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

*We have a history of net losses and only recently achieved profitability on a quarterly basis, and we may not be able to sustain our profitability.

We incurred net losses from our inception through June 30, 2005. While we were profitable during the fiscal years 2005 and 2006, as of June 30, 2007 we had an accumulated deficit of approximately $649,000. We may not generate sufficient revenue to be profitable on a quarterly or annual basis in the future. In addition, we devote significant resources to developing and enhancing our technology and to selling, marketing and obtaining content for our technologies and products. We expect our operating expenses to increase, as we, among other things:

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

Risks related to our intellectual property

*We are, and may in the future be, subject to intellectual property rights claims, which are costly to defend, could require us to pay damages and could limit our ability to use certain technologies or content in the future.

Companies in the technology and entertainment industries own large numbers of patents, copyrights, trademarks and trade secrets and they frequently commence litigation based on allegations of infringement or other violations of intellectual property rights, including those relating to digital media standards such as MPEG-4, H.264, MP3 and AAC or relating to video or music content. We have faced such claims in the past, we currently face such claims, and we expect to face similar claims in the future. For instance, we have been contacted by third parties regarding the licensing of certain patents characterized by such parties as being essential to the MPEG-4 visual standard. In this regard, AT&T has offered to license us certain patents it claims are essential to MPEG-4 and our products, and we are evaluating these claims. We have also been contacted by LG Electronics regarding a license to certain patents that LG Electronics owns and claims are related to the MPEG-4 visual standard. LG Electronics is one of our most significant customers in consumer hardware technology licensing and any dispute with LG over intellectual property rights could materially and adversely affect this important commercial relationship. In the event we determine that we need to obtain a license from AT&T, LG Electronics or any other third party, we cannot guarantee that we would be able to obtain such license on commercially reasonable terms, if at all. We may be required to develop non-infringing alternative technologies, which could be very time consuming and expensive, and there is no guarantee that we would be successful in developing such technologies. We have also been asked by content owners to stop the display or hosting of copyrighted materials on our websites, including notices provided to us pursuant to the Digital Millennium Copyright Act. For instance, several major motion picture studios, record labels, television networks, and trade associations such as the Recording Industry Association of America and the Motion Picture Association of America have asked us to remove content posted by users of our website which it claims infringe its rights in such content. Moreover, content providers may claim that we are contributorily or vicariously liable for third parties’ use of our technology or Stage6.com to infringe the content providers’ copyrights. For example, Universal Music Group has approached us regarding a potential license to music content in which Universal Music Group claims to hold the copyrights, and asserted that we may be liable for past infringement of those copyrights. Users of our websites, including Stage6.com, are subject to terms of use that prohibit the posting of content that violates third party intellectual property rights. We have and will promptly respond to any takedown notices or complaints, including but not limited to those submitted pursuant to the Digital Millennium Copyright Act, that we are providing unauthorized access to copyrighted content by removing such content and/or any links to such content from our websites. Nevertheless, we cannot guarantee that our prompt removal of content, including removal pursuant to the provisions of the Digital Millennium Copyright Act, will prevent disputes with content providers, that infringing content will not exist on our websites, or that we will be able to resolve any disputes that may arise with content providers or users regarding such infringing content. Any intellectual property claims, with or without merit, could be time-consuming, expensive to litigate or settle and could divert management resources and attention. An adverse determination could require that we pay damages, block access to certain content, or stop using technologies found to be in violation of a third party’s rights, and could prevent us from offering our technologies, products or certain content to others. To avoid these restrictions, we may be required to seek a license for the technology or content from additional third parties. Such licenses may not be available on reasonable terms, could require us to pay significant royalties and may significantly increase our cost of revenues. The technologies or content also may not be available for license to us at all. As a result, we may be required to develop alternative non-infringing technologies, or license alternative content, which could require significant effort and expense. If we cannot license or develop technologies or content for any infringing aspects of our business, we may be forced to limit our technology or content offerings and may be unable to compete effectively with entities that offer such technology or content. In addition, from time to time we engage in disputes regarding the licensing of our intellectual property rights, including matters related to our royalty rates and other terms of our licensing arrangements. These types of disputes can be asserted by our licensees or prospective licensees or by other third parties as part of negotiations with us or in private actions seeking monetary damages or injunctive relief. Any disputes with our licensees or potential licensees or other third parties could harm our reputation and expose us to additional costs and other liabilities.

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

Risks related to the securities markets and investment in our common stock

* The market price of our common stock may decline as a result of the proposed separation of Stage6.com into a private company.

The market price of our common stock may decline as a result of our proposed separation of Stage6.com for a number of reasons, including:

•	uncertainty surrounding the proposed transaction;

•	the costs related to the continued operation of Stage6.com and the related impact to our results of operations;

•	the failure to complete the proposed separation in a timely manner, or at all;

•	the level and value of any ongoing ownership interest in Stage6.com that we might retain after the proposed separation; or

•	the failure of the proposed separation to achieve its expected benefits as rapidly or to the extent anticipated by financial or industry analysts.

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

* Shares of our common stock are relatively illiquid.

As of July 31, 2007, we had 34,133,859 shares of common stock outstanding, excluding 205,742 shares subject to repurchase. As a result of our relatively small public float, our common stock may be less liquid than the stock of companies with broader public ownership. Among other things, trading of a relatively small volume of our common stock may have a greater impact on the trading price for our shares than would be the case if our public float were larger.

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

* If our executive officers, directors and their affiliates choose to act together, they may be able to control our operations and act in a manner that advances their best interests and not necessarily those of other stockholders.

Our executive officers, directors and their affiliates beneficially own approximately 29.6% of our common stock as of July 31, 2007. As a result, these stockholders, acting together, are able to effectively control all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. The interests of this group of stockholders may not always coincide with our interests or the interests of other stockholders, and they may act in a manner that advances their best interests and not necessarily those of other stockholders.

* Future sales of our common stock may cause our stock price to decline.

As of July 31, 2007, there were 34,339,601 shares of our common stock outstanding. Excluding 205,742 shares subject to repurchase, substantially all of these shares became eligible for sale in the public market upon expiration of lock-up agreements on March 20, 2007, although as of July 31, 2007, 10,782,199 of these shares were held by directors, executive officers and other affiliates and will be subject to volume limitations under Rule 144. In addition, as of July 31, 2007 we had outstanding warrants to purchase up to 77,407 shares of common stock that, if exercised, will result in these additional shares becoming available for sale. A large portion of these shares and warrants are held by a small number of persons and investment funds. Sales by these stockholders or warrantholders of a substantial number of shares could significantly reduce the market price of our common stock. Moreover, the holders of 10,329,501 shares of common stock at July 31, 2007 have rights, subject to some conditions, to require us to file registration statements covering the shares they currently hold or to include these shares in registration statements that we may file for ourselves or other stockholders.

We have registered all common stock that we may issue under our 2000 Stock Option Plan, our 2006 Equity Incentive Plan, or 2006 Plan, and our 2006 Employee Stock Purchase Plan, or 2006 Purchase Plan. As of July 31, 2007, an aggregate of approximately 5,837,719 shares of our common stock were reserved for future issuance under these plans, and the share reserve under our 2006 Plan and our 2006 Purchase Plan are subject to automatic annual increases in accordance with the terms of the plans. These shares can be freely sold in the public market upon issuance. If a large number of these shares are sold in the public market, the sales could reduce the trading price of our common stock and impede our ability to raise future capital.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended June 30, 2007, we issued and sold 362,881 shares of our common stock that were not registered under the Securities Act of 1933, as amended, upon the net exercise of warrants. These shares of common stock were issued in reliance upon the exemption from registration provided in Section 4(2) of the Securities Act of 1933, as amended, and/or Regulation D promulgated thereunder.

Purchases of Equity Securities by the Company

Pursuant to the terms of our 2000 Stock Option Plan, options may typically be exercised prior to vesting. We have the right to repurchase unvested shares from our employees and consultants upon their termination, and it is generally our policy to do so. The following table provides information with respect to purchases made by us of our common stock during the three month period ended June 30, 2007:

	Total Number	Average Price	Total Value
	of Shares	Paid per	Paid by
Period	Purchased(1)	Share	Company
April 1, 2007 through April 30, 2007	2,721	$0.63	$1,704
May 1, 2007 through May 31, 2007	97,737	0.80	78,190
June 1, 2007 through June 30, 2007	1,120	0.12	134

(1)	All shares were originally purchased from us by employees and consultants pursuant to exercises of unvested stock options. During the months listed above, we routinely repurchased the shares from our employees and consultants upon their termination of employment pursuant to our right to repurchase unvested shares at the original exercise price under the terms of our 2000 Stock Plan and the related stock option agreements.

Item 4.	Submission of Matters to a Vote of Security Holders

We held our 2007 Annual Meeting of Stockholders, or the Annual Meeting, on June 4, 2007 at the Institute of Americas, University of California, San Diego Campus, 10111 North Torrey Pines Road, La Jolla, CA 92037. At the Annual Meeting, our stockholders:

1.	Elected two Class I directors to hold office until the 2010 Annual Meeting of Stockholders or until their successors are duly elected and qualified; and

2.	Ratified the appointment of Ernst & Young LLP to serve as our independent registered public accounting firm for our fiscal year ending December 31, 2007.

At the Annual Meeting, the stockholders voted as follows:

1.	Election of Directors

Directors	Votes For	Votes Withheld
R. Jordan Greenhall	23,410,512	377,903
Chris McGurk	23,381,006	407,409

2.	Ratification of the appointment of Ernst & Young LLP to serve as our independent registered public accounting firm for our fiscal year ending December 31, 2007.

Votes For:	23,637,982
Votes Against:	122,480
Abstentions:	27,952

Item 6.	Exhibits.

Exhibit Number	Description of Document
3.1(1)	Form of Amended and Restated Certificate of Incorporation as currently in effect.

3.2(1)	Form of Amended and Restated Bylaws as currently in effect.

4.1(1)	Form of Common Stock Certificate.

10.20(2)+	Summary of DivX, Inc. 2007 Cash Bonus Plan.

10.21+	Employment offer letter dated June 6, 2007, as amended, between the Company and Dan L. Halvorson.

31.1	Certification of Acting Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of Acting Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Indicates management contract or compensatory plan

(1)	Incorporated by reference to the exhibit of the same number to the Company’s Registration Statement on Form S-1 (No. 333-133855), originally filed on May 5, 2006.

(2)	Incorporated by reference to the exhibit of the same number to the Company’s Quarterly report on Form 10-Q filed on May 15, 2007.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIVX, INC.

Dated: August 14, 2007	By:	/s/ Dan L. Halvorson
	Name:	Dan L. Halvorson
	Title:	Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)