Form 10-Q
period 2007-09-30
DIVX INC
filed 2007-11-14
CIK 1342960

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended September 30, 2007

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

Yes  ☐     No  ☒

The number of shares of the Registrant’s Common Stock outstanding as of October 31, 2007 was 34,604,860.

DIVX, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED SEPTEMBER 30, 2007

PART I — FINANCIAL INFORMATION

Item 1.	Consolidated Condensed Financial Statements

DIVX, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

(In thousands, except share data)

	December 31, 2006	September 30, 2007
		(unaudited)
Assets
Current assets:
Cash and cash equivalents	$86,310	$38,970
Restricted cash	270	—
Short-term investments	62,331	124,124
Accounts receivable, net of allowance of $1,424 and $1,466, respectively	6,939	3,215
Income taxes receivable	—	1,311
Prepaid expenses	1,419	1,409
Deferred tax assets, net	937	937
Other current assets	615	1,494

Total current assets	158,821	171,460
Property and equipment, net	3,488	5,564
Deferred tax assets, net	1,363	1,319
Other assets	714	4,113

Total assets	$164,386	$182,456

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,189	$3,770
Accrued liabilities	1,038	2,729
Accrued compensation and benefits	2,279	3,380
Accrued patent royalties	742	1,675
Income taxes payable	486	52
Deferred revenue, current	4,654	6,489
Current portion of capital lease obligations	36	38
Notes payable, current portion	378	68

Total current liabilities	11,802	18,201
Capital lease, net of current portion	73	44
Notes payable, net of current portion	15	—
Deferred revenue, long term	768	913
Deferred rent	461	329
Liability for unvested portion of early stock option exercises	356	143

Total liabilities	13,475	19,630
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.001 par value, 10,000,000 shares authorized at December 31, 2006 and September 30, 2007; 0 shares issued and outstanding at December 31, 2006 and September 30, 2007 unaudited	—	—
Common stock, $.001 par value, 200,000,000 shares authorized at December 31, 2006 and September 30, 2007; 33,032,483 and 34,431,748 shares issued and outstanding, excluding 514,242 and 172,719 shares subject to repurchase at December 31, 2006 and September 30, 2007 unaudited, respectively	33	34
Additional paid in capital	153,902	162,610
Accumulated other comprehensive (loss) income	(72)	15
(Accumulated deficit) retained earnings	(2,952)	167

Total stockholders’ equity	150,911	162,826

Total liabilities and stockholders’ equity	$164,386	$182,456

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

DIVX, INC.

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

(In thousands, except per share data)

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2006	2007	2006	2007
Net revenues:
Technology licensing	$12,446	$17,070	$33,891	$48,001
Media and other distribution and services	2,949	4,825	8,777	12,391

Total net revenues	15,395	21,895	42,668	60,392

Cost of revenues:(1)
Cost of technology licensing	746	874	2,238	2,542
Cost of media and other distribution and services	222	134	678	552

Total cost of revenues	968	1,008	2,916	3,094

Gross profit	14,427	20,887	39,752	57,298

Operating expenses:
Selling, general and administrative(1)	6,673	15,144	18,374	38,947
Product development(1)	4,106	4,299	11,033	13,091
Impairment of acquired intangibles (Note 7)	—	2,223	—	2,223

Total operating expenses	10,779	21,666	29,407	54,261

Income (loss) from operations	3,648	(779)	10,345	3,037
Interest income	489	2,028	1,149	5,956
Interest expense and other	(16)	—	(58)	(1)

Income before income taxes	4,121	1,249	11,436	8,992
Income tax provision	1,021	433	2,394	3,513

Net income	$3,100	$816	$9,042	$5,479

Net income per share:
Basic	$0.12	$0.02	$0.36	$0.16

Diluted	$0.10	$0.02	$0.28	$0.15

Shares used to compute basic net income per share	11,050	34,073	9,245	33,721

Shares used to compute diluted net income per share	13,563	35,180	11,775	35,393

(1)	The following table presents details of total stock-based compensation expense included in each functional line item in the unaudited consolidated condensed statements of income above:

Cost of revenues	$1	$—	$2	$2
Selling, general and administrative	357	1,986	1,017	4,061
Product development	168	371	435	1,328

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

DIVX, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine months ended September 30,
	2006	2007
	(unaudited)
Cash flows provided by operating activities:
Net income	$9,042	$5,479
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,130	1,565
Stock-based compensation	1,454	5,391
Impairment of acquired intangibles	—	2,223
Amortization of discount on short-term investments	—	(1,775)
Excess tax benefit from exercise of stock options	(60)	(1,474)
Changes in operating assets and liabilities:
Accounts receivable, net	(1,282)	3,724
Prepaid expenses and other assets	(559)	(1,243)
Accounts payable	102	1,044
Accrued liabilities	(18)	2,678
Accrued compensation and benefits	1,516	1,101
Deferred rent	(132)	(132)
Deferred revenue, net	536	1,980
Income taxes	693	(2,639)

Net cash provided by operating activities	12,422	17,922
Cash flows used in investing activities:
Purchase of short-term investments	—	(160,174)
Proceeds from sales and maturities of short-term investments	—	100,241
Purchase of property and equipment	(1,333)	(2,384)
Restricted cash	—	270
Cash paid in private company investment	—	(3,500)
Cash paid in business combinations	(351)	(2,000)

Net cash used in investing activities	(1,684)	(67,547)
Cash flows provided by financing activities:
Net proceeds from issuance of common stock	111,812	1,726
Expenses related to initial public offering	(667)	(467)
Excess tax benefit from exercise of stock options	60	1,474
Repurchase of unvested stock	(7)	(96)
Payments on capital lease obligations	(34)	(27)
Payments on notes payable	(544)	(325)

Net cash provided by financing activities	110,620	2,285

Net increase (decrease) in cash and cash equivalents	121,358	(47,340)
Cash and cash equivalents at beginning of period	25,035	86,310

Cash and cash equivalents at end of period	$146,393	$38,970

Supplemental disclosure:
Cash paid for income taxes	$1,150	$6,059

Cash paid for interest	41	16

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

DIVX, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

Note 1—Background and Basis of Presentation

Basis of Presentation

The accompanying consolidated condensed balance sheets as of December 31, 2006 and September 30, 2007, the consolidated condensed statements of income for the three and nine months ended September 30, 2006 and 2007 and the consolidated condensed statements of cash flows for the nine months ended September 30, 2006 and 2007 are unaudited. These statements should be read in conjunction with the audited consolidated financial statements and related notes, together with management’s discussion and analysis of financial condition and results of operations, contained in the Annual Report on Form 10-K filed by the Company with the Securities and Exchange Commission, or SEC, on March 29, 2007.

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP. In the opinion of the Company’s management, the unaudited consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements in the Annual Report, and include all adjustments (consisting of normal recurring accruals) necessary for the fair presentation of the Company’s financial information for the periods presented. The results for the three and nine months ended September 30, 2007 are not necessarily indicative of the results to be expected for the year ending December 31, 2007.

Seasonality

The Company’s technology licensing revenues are derived primarily from per-unit royalties received from original equipment manufacturers. The Company licenses its technologies to manufacturers of integrated circuits designed for consumer hardware products, as well as consumer hardware device manufacturers who have licensed its technologies for incorporation in products such as DVD players, personal media players, portable media players, digital still cameras, smart TVs and mobile handsets. The Company’s licensing arrangements typically entitle it to receive a royalty for each product unit incorporating its technologies that are shipped by licensed original equipment manufacturer. Because royalties are generated by the shipment volumes of consumer hardware device customers, and because sales by consumer hardware device manufacturers are highly seasonal, historically revenues relating to consumer hardware devices have been highly seasonal, with second quarter revenues in any calendar year being generally lower than any other quarter in a calendar year.

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

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2007	2006	2007
Numerator:
Net income	$3,100	$816	$9,042	$5,479
Income allocable to preferred stockholders	(1,790)	—	(5,746)	—

Net income allocable to common stockholders	$1,310	$816	$3,296	$5,479

Denominator:
Weighted average common shares outstanding (basic)	11,050	34,073	9,245	33,721
Common equivalent shares from common stock warrants	593	65	607	305
Common equivalent shares from options to purchase common stock and unvested shares of common stock subject to repurchase	1,920	1,042	1,923	1,367

Weighted average shares of common stock outstanding (diluted)	13,563	35,180	11,775	35,393

Basic earnings per share	$0.12	$0.02	$0.36	$0.16

Diluted earnings per share	$0.10	$0.02	$0.28	$0.15

Potentially dilutive securities, which are not included in the calculation of diluted net income per share because to do so would be anti-dilutive, are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2007	2006	2007
Convertible preferred stock	15,162	—	16,148	—
Options to purchase common stock	112	3,009	87	1,538

Total	15,274	3,009	16,235	1,538

Note 4—Short-term investments

Cash and cash equivalents consist of cash, money market funds and other highly liquid investments with original maturities of three months or less from the date of purchase.

Investments with original maturities at the date of purchase greater than three months are classified as short-term investments. The Company manages its cash equivalents and short-term investments as a single portfolio of highly marketable securities, all of which are intended to be available for the Company’s current operations. As such, all of the Company’s short-term investments are classified as available-for-sale and are reported at fair value, as determined by quoted market prices, with any unrealized gains and losses, net of tax, recorded as a separate component of accumulated other comprehensive (loss) income in stockholders’ equity. The cost of securities sold is based on the specific-identification method. Investments in auction rate securities are recorded in short-term investments, at cost, which approximates fair value due to their variable interest rates, which typically reset every 7 to 28 days, and, despite the long-term nature of their stated contractual maturities, the Company has the ability to quickly liquidate these securities.

The following table summarizes short-term investments by security type as of September 30, 2007 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Certificates of deposit	$1,500	$—	$—	$1,500
Asset-backed securities	7,430	15	—	7,445
Auction-rate securities	12,900	—	—	12,900
Commercial paper	21,956	3	(9)	21,950
Corporate bonds	69,982	65	(75)	69,972
Government	10,341	16	—	10,357

	$124,109	$99	$(84)	$124,124

The following table summarizes short-term investments by security type as of December 31, 2006 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Auction-rate securities	$9,800	$—	$—	$9,800
Commercial paper	23,913	—	(23)	23,890
Corporate bonds	26,232	—	(43)	26,189
Government	2,458	—	(6)	2,452

	$62,403	$—	$(72)	$62,331

The following table summarizes the contractual maturities of the Company’s short-term investments (in thousands):

	December 31, 2006	September 30, 2007
Less than one year	$43,284	$90,309
Due in one to five years	9,247	20,915
Due after five years	9,800	12,900

	$62,331	$124,124

Values for asset-backed securities have been assigned to maturity categories within the contractual maturities table based upon the set maturity date of the security. Realized gains and losses on short-term investments are included in interest expense and other in the accompanying Consolidated Condensed Statements of Income. The Company recorded no realized gains or losses on its short-term investments in the three or nine months ended September 30, 2006 or 2007.

As of September 30, 2007, the Company had no investments that have been in a continuous unrealized loss position for a period of 12 months.

Note 5—Stock-Based Compensation Expense

Total stock-based compensation expense was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2007	2006	2007
Cost of revenue	$1	$—	$2	$2
Selling, general and administrative	357	1,986	1,017	4,061
Product development	168	371	435	1,328

Total stock-based compensation expense before taxes	$526	$2,357	$1,454	$5,391

The Company recorded $923,000 and $3.4 million in stock-based compensation expense during the nine months ended September 30, 2006 and 2007, respectively, related to stock-based awards granted during those periods. The remaining stock-based compensation expense primarily related to stock option awards granted in earlier periods. In addition, for the nine months ended September 30, 2006 and 2007, $60,000 and $1.5 million, respectively, was presented as financing activities in the consolidated condensed statement of cash flows to reflect the incremental tax benefits from stock options exercised in those periods. At September 30, 2007, total unrecognized estimated compensation costs related to non-vested stock options granted prior to that date was $26.0 million, which is expected to be recognized over a weighted-average period of 1.5 years.

In May 2007 and August 2007, the Company granted 324,000 and 72,000 stock options, respectively, all of which are performance-based awards. These awards vest upon the achievement of certain performance targets prior to December 31, 2007. Accounting guidance dictates that, for purposes of recognizing compensation expense for these types of awards, that compensation expense related to the performance-based awards be recognized ratably over the period from the date of the award through the estimated achievement date of satisfying the performance criteria, based on management’s assessment of the “probability” that the performance targets will be met. If the performance targets are not reached by December 31, 2007, the corresponding stock options will be forfeited. At September 30, 2007, management’s assessment was that it was not yet “probable” that the performance targets would be met, therefore as of September 30, 2007 no compensation expense has been recorded.

In October 2007, R. Jordan Greenhall resigned as an employee of the Company. Mr. Greenhall has indicated that he will continue to serve as the Chairman of the Company’s board of directors. In connection with Mr. Greenhall’s resignation from the Company as an employee, he agreed to cancel 495,000 unvested shares subject to stock options, which under the terms of the Company’s 2006 Equity Incentive Plan would have continued to vest with his continued service as a non-employee member of the Company’s board of directors. As prescribed by SFAS No. 123(R), Share-Based Payment, the Company will record a pretax charge of approximately $3.2 million in the fourth quarter of 2007 as a result of the settlement of these unvested shares subject to stock options.

Note 6—Income Taxes

In June 2006, the FASB issued FIN 48 which creates a single model to address accounting for uncertainty in income tax positions. FIN 48 prescribes a minimum threshold that an income tax position is required to meet before being recognized in the financial statements. The interpretation also provides guidance on derecognition and measurement criteria in addition to classification, interest and penalties and interim period accounting, and it significantly expands disclosure provisions for uncertain tax positions that have been or are expected to be taken in a company’s tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006 and the Company, accordingly, has adopted this statement as of January 1, 2007. The cumulative effect of adopting FIN 48 has been recorded in accumulated deficit and other accounts as applicable.

As a result of the adoption of FIN 48, the Company has recorded an increase to accumulated deficit at January 1, 2007 of $2.4 million. Including the cumulative effect adjustment, at the beginning of 2007 the Company had $3.1 million of total unrecognized tax benefits that, if recognized, would favorably affect the Company’s effective income tax rate in future periods. Additionally, management has determined, in accordance with FIN 48, that the total amount of unrecognized tax benefits at January 1, 2007 should be classified as a current liability on the Company’s balance sheet. There have been no significant changes to these amounts during the three or nine months ended September 30, 2007. The Company’s continuing practice is to recognize interest and/or penalties related to income tax matters as income tax expense. The Company had no accrued interest or penalties at January 1, 2007 and $103,000 of accrued interest and $0 accrued for penalties at September 30, 2007.

The $2.4 million cumulative effect adjustment for the implementation of FIN 48 relates to research tax credits. In management’s judgment, these credits do not satisfy the more-likely-than-not standard required for recognition in the financial statements due to inadequate documentation. During 2007 the Company intends to undertake a detailed study of the research expenditures and accumulate supporting documentation to the extent reasonably possible. Upon completion of such study, management may conclude that it is more-likely-than-not that some portion of these research tax credits could be sustained upon audit. At that time, the Company would recognize that portion of the unrecognized tax benefit for these research tax credits as a reduction to tax expense as a discrete item in that periods tax provision.

The Company is subject to income taxation in the United States and various state jurisdictions. The Company’s tax years for 2002 and later are subject to examination by the United States and state tax authorities.

Note 7—Strategic Investments

In May 2007, the Company made an equity investment in a private corporation that aggregates and distributes art via its web community and facilitates an open forum where artists can exhibit their artwork and build community around that art in an effort to drive commerce. The Company’s investment consisted of $3.5 million cash for which it received certain shares of the private corporation’s Series A Preferred Stock and entered into an advertising and marketing agreement. The Company has allocated approximately $650,000 of the investment to the advertising and marketing agreement, based on its estimated fair value, and the remaining $2.9 million will be carried as an investment. The value allocated to the advertising and marketing agreement will be amortized ratably over the period in which the services are expected to be rendered: October 2007 through March 2009. As the Company’s ownership is less than 20%, the investment has been accounted for using the cost basis, and will periodically be reviewed for impairment. The investment and the long-term portion of the advertising and marketing agreement are included in other assets on the condensed consolidated balance sheet. The current portion of the advertising and marketing agreement is included in prepaid expenses.

In July 2007, the Company acquired all of the assets of a limited liability company engaged in real-time digital video processing for the purposes of producing enhanced video search and discovery services. At the time of acquisition, the operations of the limited liability company had been wound down and no development projects were in-process. The acquisition was accounted for as an acquisition of assets in accordance with Emerging Issues Task Force Issue No. 98-3, Determining Whether a Nonmonetary Transaction Involves Receipt of Productive Assets or of a Business. The total purchase price for the acquisition is up to $4.3 million comprised of an initial upfront cash payment of $2.0 million, which the Company made in July 2007, and subsequent cash payments up to $2.3 million upon the achievement of certain technology related milestones. The Company did not acquire any tangible assets or assume any liabilities as a result of the acquisition.

The Company allocated the initial cash payment of $2.0 million, along with the first milestone of $250,000, and $31,000 of acquisition related costs, for total purchase consideration of $2.3 million to the one identifiable intangible asset, a patented technology license. The asset will be amortized over the remaining life of the patented technology license, approximately 8 years.

In July 2007, subsequent to the asset purchase, the Company’s board of directors approved a plan to separate the Company’s Stage6 operations into a separate private entity. As a significant portion of the benefit from the acquired patented technology license was originally subscribed to Stage6 future activities, the Company evaluated the intangible asset for impairment as of September 30, 2007 in accordance with Statement of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets based on the projected benefits solely attributable to the Company’s core consumer electronics business. Based on the Company’s revised forecasts excluding the Stage6 future activities and discounting the cash flows attributable to the Company’s core consumer electronics business, the Company concluded that the carrying amount of the asset was not fully recoverable and an impairment charge should be recognized. An impairment charge equal to $2.2 million was recorded in the third quarter of 2007, as the acquired patented technology license was considered to have a recoverable value of approximately $60,000.

Note 8—Subsequent Event

On November 7, 2007, the Company and DivX Holdings, Inc., a wholly owned subsidiary of the Company (“DivX Holdings”), entered into a Share Purchase Agreement (the “Purchase Agreement”) with each of the shareholders of MainConcept AG, a corporation organized under the laws of Germany (“MainConcept”). Under the Purchase Agreement, DivX Holdings agreed to purchase all of the outstanding shares of MainConcept for approximately $16.2 million in cash and 88,940 shares of the Company’s Common Stock. The Purchase Agreement also provides that DivX Holdings will purchase outstanding loans originally extended to MainConcept by one of its shareholders in an aggregate amount of approximately $4.4 million. In addition, the Purchase Agreement provides for additional payments of up to approximately $5.8 million upon the achievement by MainConcept of certain product development goals and certain financial milestones during 2008.

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

Overview

We create products and services designed to improve the consumer’s experience of media. Our first product offering was a video compression-decompression software library, or codec, which has been actively sought out and downloaded by consumers over 250 million times since January 2003, including over 80 million times during the last twelve months. These downloads include those for which we receive revenue as well as free downloads, such as limited-time trial versions, and downloads provided as upgrades or support to existing end users of our products. We have since built on the success of our codec with other consumer software products, including the DivX Player application, which we distribute to consumers from our website, DivX.com. We also license our technologies to consumer hardware device manufacturers and certify their products to ensure the interoperable support of DivX-encoded content. Over 100 million DivX Certified hardware devices have been shipped worldwide through September 30, 2007. Our customers include major consumer video hardware original equipment manufacturers, or OEMs. We are entitled to receive a royalty for each DivX Certified device that our customers ship. In addition to technology licensing to consumer hardware device manufacturers, we currently generate revenue from software licensing, advertising and content distribution.

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

Our technology licensing revenues are derived primarily from per-unit royalties received from OEMs. We license our technologies to manufacturers of integrated circuits designed for consumer hardware products, as well as consumer hardware device manufacturers who have licensed our technologies for incorporation in products such as DVD players, personal media players, portable media players, digital still cameras, smart TVs and mobile handsets. Our licensing arrangements typically entitle us to receive a royalty for each product unit incorporating our technologies that is shipped by our OEM partners. Though significantly smaller in magnitude than royalties from unit-based shipments, we also receive technology fees from integrated circuit manufacturers, original design manufacturers and OEMs for rights to include our technologies in their products and for DivX product certifications. Because royalties are generated by the shipment volumes of our consumer hardware device customers, and because sales by consumer hardware device manufacturers are highly seasonal, we expect revenues relating to consumer hardware devices to be highly seasonal, with our second quarter revenues in any calendar year being generally lower than any other quarter in a calendar year.

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

Advertising and product distribution revenues have generally been earned when we include third-party software products with DivX software that is available for download to consumers from our websites. Presently, our only arrangements of this type are with Google and Yahoo!, although we have had arrangements with other parties in the past. Pursuant to our agreement with Google, with each download of included software, consumers are offered the opportunity to install Google software. Google pays us fees for meeting certain monthly distribution commitments related to our offering of included Google software to consumers, and activations of the software by consumers. In October 2007, we entered into an amendment to our arrangement with Google, which, among other things, modifies the expiration date to November 30, 2007, modifies the cap on the maximum amounts payable by Google to us under the agreement, and limits Google’s payments to us during the month of November 2007 to certain installations occurring in such month instead of fees based on the number of downloads or activations of the included software by consumers as provided for under the original agreement.

In September 2007, we entered into a two-year agreement with Yahoo! to distribute the co-branded Yahoo! toolbar and Internet Explorer browser with our software. Yahoo! will pay us fees under the agreement based on the number of certain distributions or installations of the Yahoo! software. Distribution pursuant to the Yahoo! agreement commenced in early November 2007 and the agreement expires on December 31, 2009.

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

A small number of customers account for a significant percentage of our revenues. In the third quarter of 2007, two customers accounted for 23% and 14% of our revenues, respectively. For the nine months ended September 30, 2007, those same customers accounted for 23% and 11% of our revenues, respectively.

We are a global company with a broad, geographically diverse market presence. We have offices in six countries, and our hardware and software products are distributed in over 150 countries and territories. We have historically generated a substantial amount of our revenues from international sales, which have grown to represent a large percentage of our overall revenues. For the nine months ended September 30, 2007 and the fiscal year 2006, our revenues outside North America comprised 73% and 76%, respectively, of our total revenues. A large portion of our total revenues come from licensing our technologies to consumer hardware device manufacturers, most of whom are located outside of North America.

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

Selling, general and administrative

The majority of selling, general and administrative expenses consists of employee compensation costs. Selling, general and administrative expense also includes internet connectivity expenses, marketing expenses, business travel costs, trade show costs, outside consulting fees, allocable overhead and costs associated with being a publicly traded company, including expenses associated with comprehensively analyzing, documenting and testing our system of internal controls and maintaining our disclosure controls and procedures as a result of the regulatory requirements of the Sarbanes-Oxley Act. Our headcount for selling, general, and administrative related personnel, including employees and outside contractors increased by 39 from 135 as of September 30, 2006 to 174 as of September 30, 2007. We intend to hire additional employees and outside contractors for our sales and marketing staff and to increase our selling and marketing budget in the future as we attempt to continue to raise awareness of our products and services, however we expect this to be at a slower pace than in past. We also expect that selling, general and administrative expense will fluctuate on a quarterly basis both in absolute dollars and as a percentage of revenues.

Stage6.com

Internet connectivity costs for Stage6.com, our online video community service, are currently included in marketing costs as Stage6.com is currently producing insignificant revenues. As Stage6.com continues to build traffic prior to producing material revenues, we expect that associated internet connectivity costs will increase and will be reflected in marketing costs. The total costs directly associated with Stage6.com, which were approximately $4.0 million and $7.4 million in the three months and nine months ended September 30, 2007, respectively, and are expected to increase to approximately $6.0 million for the three months ending December 31, 2007. In July 2007, we announced the potential separation of Stage6.com and we have retained an investment banker in order to evaluate the various alternatives available to us related to Stage6.com.

Product development

The majority of product development expense consists of employee compensation for personnel responsible for the development of new technologies and products. Our headcount for product development related personnel, including employees and outside contractors increased by 7 from 117 as of September 30, 2006 to 124 as of September 30, 2007. Product development expense also includes depreciation of computer and related equipment, software license fees and allocable overhead. We expect to increase our product development expenses in absolute dollars as we continue to invest in the development of our products and services, though as a percentage of revenues such expenses may fluctuate on a quarterly basis. While we expect to continue to hire additional employees to meet our business needs, if permanent employees are not available for hire, we intend to use outside contractors to fulfill our labor needs when and as required to accomplish our operating goals.

Impairment of acquired intangibles

In the third quarter of fiscal 2007, we recorded an impairment charge of $2.2 million related to the patented technology license intangible asset acquired in connection with our acquisition of a limited liability company in July 2007. As more fully discussed in Note 7 in the accompanying unaudited consolidated condensed financial statements, management performed an impairment analysis of the assets in accordance with SFAS No. 144, and concluded that the asset was not fully recoverable and an impairment loss should be recognized as of September 30, 2007. The remaining $2.0 million contingent milestone payments under the asset purchase agreement entered into in connection with the acquisition may be expensed as each milestone is achieved, which is currently expected to occur during 2008.

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

Our critical accounting policies are described in the notes to the consolidated financial statements included in our Annual Report on Form 10-K filed with the SEC on March 29, 2007. In addition, we have adopted the following critical accounting policy as a result of our strategic investments during the nine months ended September 30, 2007:

Strategic investments

Strategic investments include equity investments accounted for under the cost method of accounting. For investments that represent less than a 20% ownership interest, the investments are carried at cost. Under the equity method of accounting, which generally applies to investments that represent 20% to 50% ownership, our proportionate ownership share of the earnings or losses of the affiliate would be recorded as equity income (loss) in earnings of affiliates in our consolidated statement of operations. We are required to exercise judgment in determining whether an investment is more accurately reflected using the cost or equity method.

We will periodically review indicators of the fair value of our strategic investments in order to assess whether available facts or circumstances, both internally and externally, may suggest an other than temporary decline in the value of the investment. The carrying value of an investment may be affected by the ability of the investee to obtain adequate funding and execute its business plans, general market conditions, industry considerations specific to the investee’s business, and other factors. The inability of an investee to obtain future funding or successfully execute its business plan could adversely affect our equity earnings of the investment in the periods affected by those events. Future adverse changes in market conditions or poor operating results of the investee could result in equity losses or an inability to recover the carrying value of the investment that may not be reflected in an investment’s current carrying value, thereby possibly requiring an impairment charge in the future. We will record an impairment charge when we believe an investment has experienced a decline in value that is other-than-temporary.

We have updated the following existing critical accounting policy as a result of the granting of performance based awards during the quarters ended June 30, 2007 and September 30, 2007:

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

Non-market vesting conditions attached to performance-based awards are included in assumptions about the number of shares that the employee will ultimately receive relating to management assessment of the probability the performance targets will be met and the shares will vest. On a regular basis we review the assumptions made and revise the estimates of the number of shares subject to performance-based awards that are ultimately expected to vest, where necessary. Any subsequent revisions to the estimates of the number of shares subject to performance-based awards ultimately expected to vest may increase or decrease total compensation expense. Such increase or decrease adjusts the prior period compensation expense in the period of the review on a cumulative basis for unvested shares subject to performance-based awards for which compensation expense has already been recognized in the profit and loss account, and in subsequent periods for shares subject to performance-based awards for which the expense has not yet been recognized in the profit and loss account.

Results of Operations

The following table presents our results of operations as a percentage of total net revenue for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
	2006	2007	2006	2007
	(unaudited)		(unaudited)
Net revenues:
Technology licensing	81%	78%	79%	79%
Media and other distribution and services	19	22	21	21

Total net revenues	100	100	100	100

Cost of revenues: (1)
Cost of technology licensing	5	4	5	4
Cost of media and other distribution and services	1	1	2	1

Total cost of revenues	6	5	7	5

Gross profit	94	95	93	95
Operating expenses:
Selling, general and administrative(1)	43	69	43	64
Product development(1)	27	20	26	22
Impairment of acquired intangibles (2)	—	10	—	4

Total operating expenses	70	99	69	90

Income (loss) from operations	24	(4)	24	5
Interest and other income, net	3	9	3	10

Income before income taxes	27	5	27	15
Income tax provision	7	2	6	6

Net income	20%	3%	21%	9%

(1)	The following table presents details of total stock-based compensation expense included in each functional line item in the results of operations table above:

Cost of revenues	—%	—%	—%	—%
Selling, general and administrative	2	9	2	7
Product development	1	2	1	2

(2)	See Note 7 to the unaudited consolidated condensed financial statements.

Net Revenues

The following table summarizes and analyzes the revenues we earned for the three and nine months ended September 30, 2006 and 2007:

	Three months ended September 30,		Change		Nine months ended September 30,		Change
	2006	2007	$	%	2006	2007	$	%
	($ in thousands)
	(unaudited)
Net revenues:
Technology licensing:
Consumer hardware	$10,783	$15,452	$4,669	43%	$29,942	$42,708	$12,766	43%
% of total net revenues	70%	71%			70%	70%
Software	1,663	1,618	(45)	(3)	3,949	5,293	1,344	34
% of total net revenues	11%	7%			9%	9%

Total technology licensing	12,446	17,070	4,624	37	33,891	48,001	14,110	42
% of total net revenues	81%	78%			79%	79%
Advertising and third-party product distribution	2,801	4,683	1,882	67	8,164	11,956	3,792	46
% of total net revenues	18%	21%			20%	20%
Digital media distribution and related services	148	142	(6)	(4)	613	435	(178)	(29)
% of total net revenues	1%	1%			1%	1%

Total net revenues	$15,395	$21,895	$6,500	42%	$42,668	$60,392	$17,724	42%

Technology licensing—consumer hardware: The $4.7 million, or 43%, increase in net revenues from technology licensing to consumer hardware device manufacturers from the third quarter of 2006 to the third quarter of 2007, and the $12.8 million, or 43% increase in revenues from technology licensing to consumer hardware device manufacturers from the nine months ended September 30, 2006 to the nine months ended September 30, 2007, resulted primarily from an increase in net royalty revenues associated with increased shipped-unit volumes of devices that incorporate our technologies reported to us by our licensee partners. In addition, $1.8 million in technology licensing revenues were recognized during the nine months ended September 30, 2007, that had been deferred under minimum volume commitment arrangements. These arrangements included certain average pricing levels based on the customer achieving certain minimum volumes. Upon the lapse of each minimum volume commitment period, any remaining deferred revenue was recognized. From time to time, we will recognize revenue under similar circumstances.

Technology licensing—software: The $45,000, or 3%, decrease in software licensing revenues from the third quarter of 2006 to the third quarter of 2007 was due primarily to a $300,000 decrease in license revenue from Google for use of certain of our technology. Such revenue is associated with a two-year contract that expired during August of 2007. The $1.3 million, or 34% increase in revenues in software licensing revenues from the nine months ended September 30, 2006 to the nine months ended September 30, 2007, resulted primarily from a $1.2 million increase in license revenue from Google for use of this same technology.

Advertising and third-party product distribution: The $1.9 million, or 67%, increase in advertising and third-party product distribution revenue from the third quarter of 2006 to the third quarter of 2007, and the $3.8 million, or 46% increase in advertising and third-party product distribution revenue from the nine months ended September 30, 2006 to the nine months ended September 30, 2007, resulted from an increase in revenues associated with our distribution of Google’s software under our software distribution and promotion agreement with Google.

In September 2007, we entered into a two-year agreement with Yahoo! to distribute the co-branded Yahoo! toolbar and Internet Explorer browser with our software. This agreement will replace our existing agreement with Google. Yahoo! will pay us fees under the agreement based on the number of certain distributions or installations of the Yahoo! software. Distribution pursuant to the Yahoo! agreement commenced in early November 2007 and the agreement expires on December 31, 2009.

Digital media distribution and related services: The $6,000, or 4%, decrease in digital media distribution and services revenue from the third quarter of 2006 to the third quarter of 2007, and the $178,000, or 29%, decrease in advertising and third-party product distribution revenue from the nine months ended September 30, 2006 to the nine months ended September 30, 2007, reflect decreases in sales by our Open Video System customers and in encoding revenues.

Gross profit

The following table shows the gross profit earned on each of our revenue streams for the three and nine months ended September 30, 2006 and 2007 in absolute dollars and as a percentage of related revenues:

	Three months ended September 30,		Change		Nine months ended September 30,		Change
	2006	2007	$	%	2006	2007	$	%
	($ in thousands)
	(unaudited)
Gross profit:
Technology licensing	$11,700	$16,196	$4,496	38%	$31,653	$45,459	$13,806	44%
Gross margin %	94%	95%			93%	95%
Advertising and third-party distribution	2,772	4,623	1,851	67	8,074	11,826	3,752	46
Gross margin %	99%	99%			99%	99%
Digital media distribution and related services	(45)	68	113	251	25	13	(12)	(48)
Gross margin %	(30)%	48%			4%	3%

Total gross profit	$14,427	$20,887	$6,460	45%	$39,752	$57,298	$17,546	44%
Gross margin %	94%	95%			93%	95%

Technology licensing: The increase in gross margin from the third quarter of 2006 to the third quarter of 2007 and the increase in gross margin from the nine months ended September 30, 2006 to the nine months ended September 30, 2007, was due primarily to increased royalties from technology licensing to consumer hardware device manufacturers without a corresponding increase in royalty expenses due to our licensors, as such costs are to a large extent fixed in nature.

Advertising and third-party product distribution: Our cost of advertising and product distribution revenue has remained relatively fixed as a percentage of such revenue because the cost of bandwidth associated with product downloads is directly proportional to the volume of downloads.

Digital media distribution and related services: Our digital media distribution and related services gross margin has continued to decrease due to diminished revenues over a relatively fixed cost base. If our content licensing arrangements with consumer hardware OEMs are successful, our associated content licensing costs may increase at a higher rate than the revenues we derive from such arrangements, which would further reduce our gross margins. Additionally, if we do not complete the proposed separation of our online video community service, Stage6.com, and we begin to derive material revenues from Stage6.com, our associated internet connectivity costs may increase at a higher rate than such revenues, resulting in a further reduction in our gross margins.

Operating expenses

The following table summarizes and analyzes our operating expenses for the three and nine months ended September 30, 2006 and 2007:

	Three months ended September 30,		Change		Nine months ended September 30,		Change
	2006	2007	$	%	2006	2007	$	%
	($ in thousands)
	(unaudited)
Operating expenses:
Selling, general and administrative	$6,673	$15,144	$8,471	127%	$18,374	$38,947	$20,573	112%
% of total net revenues	43%	69%			43%	64%
Product development	4,106	4,299	193	5%	11,033	13,091	2,058	19%
% of total net revenues	27%	20%			26%	22%
Impairment of acquired intangibles	—	2,223	2,223	100%	—	2,223	2,223	100%
% of total net revenues	—%	10%			—%	4%

Total operating expenses	$10,779	$21,666	$10,887	101%	$29,407	$54,261	$24,854	85%
% of total net revenues	70%	99%			69%	90%

Selling, general and administrative: The $8.5 million, or 127%, increase in selling, general and administrative expenses from the third quarter of 2006 to the third quarter of 2007 was principally due to a $3.4 million increase in costs resulting from increased average headcount, which grew from an average of 121 for the third quarter of 2006 to an average of 173 for the third quarter of 2007, predominantly in the sales and marketing functions. Costs associated with these headcount increases were comprised of salaries and benefits, performance based compensation, stock-based compensation, travel costs, recruiting fees and facilities costs. In addition, we experienced a $2.8 million increase in internet connectivity related costs primarily associated with marketing aspects of our online video community service, Stage6.com, a $1.1 million increase in professional services, particularly legal and accounting services associated with being a publicly traded company and compliance with the Sarbanes-Oxley Act, and a $445,000 increase in marketing costs, particularly tradeshow, advertising and content and branding expenses.

The $20.6 million, or 112%, increase in selling, general and administrative expenses from the nine months ended September 30, 2006 to the nine months ended September 30, 2007 was principally due to a $10.0 million increase in costs resulting from increased average headcount, which grew from an average of 113 for the nine months ended September 30, 2006 to an average of 150 for the nine months ended September 30, 2007, predominantly in the sales and marketing functions. Costs associated with these headcount increases were comprised of salaries and benefits, performance based compensation, stock-based compensation, travel costs, recruiting fees and facilities costs. In addition, we experienced a $5.1 million increase in internet connectivity related costs primarily associated with marketing aspects of our online video community service, Stage6.com., a $2.3 million increase in professional services, particularly legal and accounting services associated with being a publicly traded company and compliance with the Sarbanes-Oxley Act, and a $1.1 million increase in marketing costs, particularly tradeshow, retail marketing, advertising and market research expenses.

Product development: The $193,000, or 5%, increase in product development expense from the third quarter of 2006 to the third quarter of 2007 was principally due to an increase average product development headcount from 107 for the third quarter of 2006 to 117 for the third quarter of 2007. Costs associated with such increase in headcount were comprised primarily of salary, benefits and stock-based compensation partially offset by a decrease in recruiting costs.

The $2.1 million, or 19%, increase in product development expense from the nine months ended September 30, 2006 to the nine months ended September 30, 2007 was principally due to an increase average product development headcount from 95 for the nine months ended September 30, 2006 to 119 for the nine months ended September 30, 2007. Costs associated with such increase in headcount were comprised primarily of salary, benefits and stock-based compensation partially offset by a decrease in recruiting costs.

Impairment of acquired intangibles: In the third quarter of fiscal 2007, we recorded an impairment charge of $2.2 million related to the patented technology license intangible asset acquired in connection with our acquisition of a limited liability company in July 2007. As more fully discussed in Note 7 in the accompanying unaudited consolidated condensed financial statements, management performed an impairment analysis of the assets in accordance with SFAS No. 144, and concluded that the asset was not fully recoverable and an impairment loss should be recognized as of September 30, 2007.

Interest and other income, net: We reported net interest income of $2.0 million for the third quarter of 2007 compared to $489,000 for the third quarter of 2006 and $6.0 million for the nine months ended September 30, 2007 compared to $1.1 million for the nine months ended September 30, 2006. The increase is reflective of higher average cash balances, which principally resulted from proceeds from the sale of shares of our common stock in our initial public offering in addition to increased cash balances from positive cash flows from operations.

Income tax provision: We recorded a provision for income taxes of $433,000 for the third quarter of 2007, based upon a 34.7% effective tax rate, compared to $1.0 million for the third quarter of 2006, based on a 24.8% tax rate and a provision for income taxes of $3.5 million for the nine months ended September 30, 2007, based upon a 39.1% tax rate, compared to $2.4 million for the nine months ended September 30, 2006, based upon a 20.9% tax rate.

The effective tax rate is based upon our estimated fiscal 2007 income before the provision for income taxes. To the extent the estimate of fiscal 2007 income before the provision for income taxes changes, our provision for income taxes will change as well. The effective tax rate for the entire year 2007 is expected to be approximately 40.6%, excluding any discrete items.

The increase in the effective tax rate from the prior year period is due primarily to the release of valuation allowance during fiscal 2006 as a result of our recent sustained history of operating profitability and the determination by management that the future realization of the net deferred tax assets was determined to be more–likely-than-not.

Liquidity and capital resources

The following table presents data regarding our liquidity and capital resources as of (in thousands):

	December 31, 2006	September 30, 2007
	(unaudited)
Cash, cash equivalents and short-term investments	$148,641	$163,094
Working capital	147,019	153,529
Total assets	164,386	182,456
Total debt	502	150
Total stockholders’ equity	150,911	162,826

Cash Flows (in thousands)

	Nine months ended September 30,
	2006	2007
	(unaudited)
Cash provided by operating activities	$12,422	$17,922
Cash used in investing activities	(1,684)	(67,547)
Cash provided by financing activities	110,620	2,285

Total increase (decrease) in cash and cash equivalents	$121,358	$(47,340)

Cash provided by operating activities: The $17.9 million of cash provided by operating activities for the nine months ended September 30, 2007 was primarily due to net income of $5.5 million, depreciation and amortization of $1.6 million, stock-based compensation of $5.4 million, impairment of acquired intangibles charge of $2.2 million and changes in other working capital accounts, primarily increases in accrued liabilities and deferred revenue and an decrease in accounts receivable all partially offset by an increase in income taxes receivable.

The $12.4 million of cash provided by operating activities for the nine months ended September 30, 2006 was principally driven by net income of $9.0 million, depreciation and amortization of $1.1 million, stock-based compensation of $1.5 million and increases in other working capital accounts, primarily accrued compensation.

Cash used in investing activities: The $67.5 million of cash used in investing activities for the nine months ended September 30, 2007 was primarily for net short-term investments of $59.9 million, an investment in a private corporation and payments related to the purchase of the assets of a limited liability company of $5.5 million and $2.4 million for the purchase of property and equipment, primarily computer hardware and software, to support the growth of our company.

The $1.7 million of cash used in investing activities for the nine months ended September 30, 2006 was principally for the acquisition of property and equipment to support our growth, including $351,000 for the acquisition of Corporate Green.

Cash provided by financing activities: The $2.3 million of net cash provided by financing activities for the nine months ended September 30, 2007 was primarily due to the net proceeds from the sale of $1.7 million of our common stock and an excess tax benefit of $1.5 million, both principally due to the exercise of stock options and employee stock purchase plan participation, partially offset by the payment of $467,000 of costs related to our initial public offering and $352,000 of payments on our debt obligations.

The $110.6 million of net cash provided by financing activities for the nine months ended September 30, 2006 was primarily due to the net proceeds from the issuance of $111.8 million of our common stock, principally in our initial public offering, partially offset by $667,000 costs related to our initial public offering, and $578,000 of payments on our debt obligations.

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

Interest Rate Risk. All of our fixed income investments are classified as available-for-sale and therefore reported on the balance sheet at market value. Changes in the overall level of interest rates affect our interest income that is generated from our investments. If a 100 basis point decline in overall interest rates were to occur in 2007, our interest income would decline approximately $1.6 million, on an annual basis, assuming investment levels consistent with those at September 30, 2007.

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

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

On September 6, 2007, we filed a lawsuit seeking a declaratory relief judgment against Universal Music Group, Inc. and related entities (“UMG”) in the United States District Court for the Southern District of California. In the lawsuit we allege that UMG has asserted claims of copyright infringement against us arising from the operation of Stage6, our online video community service. We further allege that UMG claimed that the Digital Millennium Copyright Act, including without limitation its notice-and-takedown procedures, was inapplicable to the activities of Stage6. We ask that the court declare that we are not liable to UMG for copyright infringement based upon the operation of Stage6 or in the alternative that any potential liability is barred by provisions of the Digital Millennium Copyright Act. UMG has responded by filing a lawsuit against us in the Central District of California on October 22, 2007, and has announced it will seek to dismiss or transfer the lawsuit that we initially filed in the United States District Court for the Southern District of California. Litigation is inherently uncertain and an unfavorable resolution of this proceeding could materially affect our future operating results or financial conditions in particular periods.

We are also involved in various legal proceedings from time to time arising from the normal course of business activities, including commercial, employment and other matters. In our opinion, resolution of these proceedings is not expected to have a material adverse effect on our operating results or financial condition. However, it is possible that an unfavorable resolution of one or more such proceedings could materially affect our future operating results or financial condition in a particular period.

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

Maintaining and strengthening the “DivX” brand is critical to maintaining and expanding our business, as well as to our ability to enter into new markets for our technologies and products. If we fail to promote and maintain the DivX brand successfully, our ability to sustain and expand our business and enter into new markets will suffer. Maintaining and strengthening our brand will depend heavily on our ability to continue to develop and provide innovative and high-quality technologies and products for consumers, content owners, consumer hardware device manufacturers and software vendors as well as to appropriately manage our relationship with Stage6.com during its planned sale or transition to a private company. Moreover, because we engage in relatively little direct brand advertising, the promotion of our brand depends, among other things, upon hardware device manufacturing partners displaying our trademarks on their products. If these partners choose for any reason not to display our trademarks on their products, or if our partners use our trademarks incorrectly or in an unauthorized manner, the strength of our brand may be diluted or our ability to maintain or increase our brand awareness may be harmed. In addition, if we fail to maintain high-quality standards for products that incorporate our technologies through the quality-control certification process that we require of our licensees, or if we take other steps to commercialize our products and services that our customers or potential customers reject, the strength of our brand could be adversely affected. Further, unauthorized third parties may use our brand in ways that may dilute or undermine its strength.

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

To date, we have penetrated only some of these markets, including the markets for DVD players, network connected DVD players, portable media players, digital still cameras, smart TVs and mobile handsets. Our success depends upon our ability to further penetrate these markets, some of which we have only penetrated to a limited extent, and to successfully penetrate those markets in which we currently have no presence. Demand for our technologies in any of these developing markets may not grow or develop, and a sufficiently broad base of consumers and professionals may not adopt or continue to use our technologies. In addition, our ability to generate revenue from these markets may be limited to the extent that service providers in these markets choose to provide competitive technologies and entertainment at little or no cost. Because of our limited experience in certain of these markets, we may not be able to adequately adapt our business and our technologies to the needs of consumers and licensees in these markets.

* We face significant competition in various markets, and if we are unable to compete successfully, our ability to generate revenues from our business will suffer.

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

* We are dependent on the sale by our licensees of consumer hardware and software products that incorporate our technologies. Our top 10 licensees by revenue accounted for approximately 50% of our total net revenues during the nine months ended September 30, 2007, and a reduction in revenues from those licensees or a loss of one or more of our key licensees would adversely affect our licensing revenue.

We derive most of our revenue from the licensing of our technologies to consumer hardware device manufacturers, software vendors and consumers. We derived 79%, 80% and 82% of our total net revenues from licensing our technology in the nine months ended September 30, 2007 and in the full years 2006 and 2005, respectively. One or a small number of our licensees generally represents a significant percentage of our technology licensing revenues. For example, in the nine months ended September 30, 2007, LG accounted for approximately 11% of our total net revenues, and our top 10 licensees by revenue accounted for approximately 50% of our total net revenues. Our technology licensing revenues are particularly dependent upon our relationships with consumer hardware device manufacturers such as LG and Sony. We cannot control consumer hardware device manufacturers’ and software developers’ product development or commercialization efforts or predict their success. Our license agreements typically require manufacturers of consumer hardware devices and software vendors to pay us a specified royalty for every shipped consumer hardware or software product that incorporates our technologies, but many of these agreements do not require these manufacturers to guarantee us a minimum royalty in any given period. Accordingly, if our licensees sell fewer products incorporating our technologies, or otherwise face significant economic difficulties, our licensing revenues will be adversely affected. Our license agreements are generally for two years or less in duration, and a significant number of these agreements expire in any given quarter. Upon expiration of their license agreements, manufacturers and software developers may not renew their agreements or may elect not to enter into new agreements with us on terms as favorable as our current agreements.

* Our software distribution and promotion agreement with Google, which represented approximately 20% of our total net revenues in the nine months ended September 30, 2007, is scheduled to expire on November 30, 2007, and if we do not effectively transition our software distribution and promotion relationship from Google to Yahoo! our revenues may significantly decrease.

In the past we have relied on a software distribution and promotion agreement with Google for a significant portion of our revenue. Pursuant to our agreement with Google we include and distribute the Mozilla Firefox Browser and Certain related Google software products with our software products. Revenues under our agreement with Google represented approximately 20% of our total revenues in the nine months ended September 30, 2007. Our agreement with Google is scheduled to expire on November 30,

2007. In September 2007, we entered into a software distribution and promotion agreement with Yahoo! which is expected to replace our existing agreement with Google. Although we commenced distribution pursuant to the Yahoo! agreement in early November 2007, if we fail to effectively transition our software distribution and promotion business from Google to Yahoo!, our revenues would significantly decrease.

* Our September 2007 software distribution and promotion agreement with Yahoo! is our first distribution agreement with Yahoo!, and if products from Yahoo! are not as popular as Google products, or if they are more difficult to install or distribute than Google products, or if products from Yahoo! have greater market saturation than Google products, then our revenues may significantly decrease.

Pursuant to our September 2007 agreement with Yahoo!, we agreed to distribute a version of Internet Explorer browser optimized for Yahoo! and a co-branded version of the Yahoo! Toolbar with our software products and Yahoo! will pay us fees based on the number of certain distributions or installations of the Yahoo! software. Our agreement with Yahoo! also affects our ability to offer our software products with third party web browsers, toolbars and search services other than those provided by Yahoo!. As a result, if the Yahoo! products we plan to distribute are not as popular as, or if they have greater market saturation than, the Google products we have distributed in the past, or if they are more difficult to install or distribute, our revenues may significantly decrease. Any decline in the popularity of our products or Yahoo!’s products among consumers or market saturation of those products could result in a decrease in revenue under our agreement with Yahoo!. In addition, if we fail to achieve certain minimum distribution volumes or certain minimum installations of the Yahoo! software for specific periods described in the agreement, Yahoo! may elect to terminate the agreement.

* The success of our business depends on the interoperability of our technologies with consumer hardware devices.

To be successful we must design our digital media platform to interoperate effectively with a variety of consumer hardware devices, including personal computers, DVD players, DVD recorders, digital cameras, portable media players, smart TVs and mobile handsets. We depend on significant cooperation with manufacturers of these devices and the components integrated into these devices, as well as software providers that create the operating systems for such devices, to incorporate our technologies into their product offerings and ensure consistent playback of DivX-encoded files. Currently, a limited number of devices are designed to support our technologies. If we are unsuccessful in causing component manufacturers, device manufacturers and software providers to integrate our technologies into their product offerings, our technologies may become less accessible to consumers, which would adversely affect our revenue potential.

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

* We conduct a substantial portion of our business outside North America and, as a result, we face diverse risks related to engaging in international business.

We have offices in five foreign countries as well as sales staff in six other foreign countries, and we are dedicating a significant portion of our sales efforts in countries outside North America. We are dependent on international sales for a substantial amount of our total revenues. For the nine months ended September 30, 2007 and for the full years 2006 and 2005, our sales outside North America comprised 73%, 76% and 78%, respectively, of our total revenues. We expect that international sales will continue to represent a substantial portion of our revenues for the foreseeable future. These future international revenues will depend to a large extent on the continued use and expansion of our technologies in entertainment industries worldwide. Increased worldwide use of our technologies is also an important factor in our future growth.

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

* We do not expect sales of DVD players to continue to grow as quickly as they have in the past. To the extent that sales of DVD players level off or decline, or alternative technologies in which we do not participate replace DVDs as a dominant medium for consumer video entertainment, our licensing revenue will be adversely affected.

Growth in our revenue over the past several years has been the result, in large part, of the rapid growth in sales of DVD players incorporating our technologies. For the nine months ended September 30, 2007, and in the full years 2006 and 2005, we derived approximately 70%, 72% and 71%, respectively, of our total revenues from technology licensing to consumer hardware device manufacturers, a majority of which are derived from sales of DVD players incorporating our technologies. However, as the markets for DVD players mature, we do not expect sales of DVD players to continue to grow as quickly as they have in the past. To the extent that sales of DVD players level off or decline, our licensing revenue will be adversely affected. In addition, if new technologies are developed for use with DVDs or new technologies are developed that substantially compete with or replace DVDs as a dominant medium for consumer video entertainment such as high definition DVD or Blu-ray Disc, and if we are unable to develop and successfully market technologies that are incorporated into or compatible with such new technologies, our ability to generate revenues will be adversely affected.

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

* Stage6.com, our online video community service, is rapidly evolving and may not prove to be a viable business model.

Online video distribution is a relatively new business model for delivering digital media over the Internet and we have only recently launched our efforts to develop a business centered around online content delivery. We must continue to scale our online video community service, Stage6.com, to accommodate its rapid growth in users. If we fail to effectively scale Stage6.com, user experience may suffer, which may in turn adversely impact user growth, our brand in general and our ability to monetize the service. We may also fail to develop a viable business model that properly monetizes our online video community.

In addition, distributing video to users of Stage6.com involves substantial cost, including bandwidth costs, and currently all of the content on Stage6.com is available for free. We expect that the costs of Stage6.com will continue to increase significantly before any meaningful revenue is generated by the service. If we are unable to successfully monetize the use of Stage6.com, either through advertising or fees for use, our operating results will continue to be adversely affected.

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

* We may be unable to attract advertisers to Stage6.com.

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

* Whether or not the proposed sale or separation of Stage6.com is completed, we will incur substantial costs.

The proposed sale or separation of Stage6.com into a private company will be complex, time consuming and expensive, and may disrupt our business and result in the loss of key personnel. The diversion of management’s attention and any delays or difficulties encountered in connection with the transaction also could have an adverse effect on our business and results of operations. We will incur substantial costs related to the proposed sale or separation of Stage6.com, including fees for financial advisors, attorneys and accountants, whether or not the transaction is completed. In addition, we expect to continue to incur significant expenses related to the operation of Stage6.com prior to the proposed sale or separation.

* We will need to increase the size of our organization, and we may experience difficulties in managing growth.

As of September 30, 2007 we had 300 full-time employees, including full-time equivalents. We will need to continue to expand our managerial, operational, financial and other resources to manage our business, including our relationships with key customers and licensees. Our current facilities and systems will not be adequate to support this future growth. We will require additional office space to accommodate our growth. Additional office space may not be available on commercially reasonable terms and may result in a disruption of our corporate culture. Our need to effectively manage our operations, growth and various projects requires that we continue to improve our operational, financial and management controls, reporting systems and procedures and to attract and retain sufficient numbers of talented employees. We may be unable to successfully implement these tasks on a larger scale, which could prevent us from executing our business strategy.

* We have experienced recent changes in our senior management, which may disrupt our operations.

We have recently experienced several changes in our senior management, including the departure of our former Chief Financial Officer, the appointment of Kevin Hell as our Chief Executive Officer and the addition of Dan L. Halvorson as our Executive Vice President and Chief Financial Officer. In addition, we recently announced that R. Jordan Greenhall, our former Chief Executive Officer, has resigned as an employee of DivX, Inc. We may experience disruptions in our operations as a result of these changes and as the new members of our management team become acclimated to their roles and to our company in general. If we experience any of these disruptions or a loss of management attention to our core business, our operating results could be adversely affected.

* Our business, in particular Stage6.com and our content distribution offerings, will suffer if our systems or networks fail, become unavailable or perform poorly so that current or potential users do not have adequate access to our online products and websites.

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

In addition, significant or repeated reductions in the performance, reliability or availability of our information systems and network infrastructure could harm our ability to provide Stage6.com, content distribution offerings and advertising. We could experience failures in our systems and networks from our failure to adequately maintain and enhance these systems and networks, natural disasters and similar events, power failures, intentional actions to disrupt our systems and networks and many other causes. The vulnerability of our computer and communications infrastructure is increased because it is located at facilities in San Diego, California, an area that is at heightened risk of earthquake, wildfires and flood. We are vulnerable to terrorist attacks, fires, power loss, telecommunications failures, computer viruses, computer denial of service attacks or other attempts to harm our systems. Moreover, our facilities are located near the landing path of a military base and are subject to risks related to falling debris and aircraft crashes. We do not currently have fully redundant systems or a formal disaster recovery plan, and we may not have adequate business interruption insurance to compensate us for losses that may occur from a system outage.

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

* We may be subject to market risk and legal liability in connection with the data collection capabilities of Stage6.com.

Many components of Stage6.com are interactive Internet services that by their very nature require communication between a client and server to operate. To provide better consumer experiences and to operate effectively, we collect certain information from users. Our collection and use of such information may be subject to United States state and federal privacy and data collection laws and regulations, as well as foreign laws such as the EU Data Protection Directive. We post an extensive privacy policy concerning the collection, use and disclosure of user data, including that involved in interactions between our client and server products. Because of the evolving nature of our business and applicable law, our privacy policy may now or in the future fail to comply with applicable law. Any failure by us to comply with our posted privacy policy, any failure by us to conform our privacy policy to changing aspects of our business or applicable law, or any existing or new legislation regarding privacy issues could impact the market for our online video community service, technologies and products and subject us to fines, litigation or other liability.

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

* We may be subject to legal liability for the provision of third-party products, services, content or advertising.

We have entered into, and expect to continue to enter into, arrangements for third-party products, services, content or advertising to be offered in connection with Stage6.com and our content distribution offerings. Certain of these arrangements involve enabling the distribution of digital content owned by third parties, which may subject us to third party claims related to such products, services, content or advertising, including defamation, violation of privacy laws, misappropriation of publicity rights, violation of United States federal CAN-SPAM legislation, and infringement of intellectual property rights. We require users of Stage6.com to agree to terms of use that prohibit, among other things, the posting of content that violates third party intellectual property rights, or that is obscene, hateful or defamatory. We have implemented procedures to enforce such terms of use, including taking down content that violates our terms of use that we have received notification of, or that we are aware of, and/or blocking access by, or terminating the accounts of, users determined to be repeat violators of our terms of use. Despite these measures, we cannot guarantee that such unauthorized content will not exist on our service, that these procedures will reduce our liability with respect to such unauthorized third party conduct or content, or that we will be able to resolve any disputes that may arise with content providers or users regarding such conduct or content, Our agreements with these parties may not adequately protect us from these potential liabilities. Investigating and defending any of these types of claims is expensive, even if the claims do not result in liability. If any of these claims results in liability, we could be required to pay damages or other penalties.

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

* Our recent acquisitions, as well as any companies or technologies we may acquire in the future, could prove difficult to integrate and may result in unexpected costs and disruptions to our business.

We recently acquired all of the outstanding shares of MainConcept AG, a leading provider of audio and video codecs and software development kits to the broadcast, film and consumer markets. Earlier this year we acquired all of the assets of a limited liability corporation engaged in developing real-time digital video processing technology for the purposes of producing enhanced video search and discovery services. We expect to continue to evaluate possible additional acquisitions of technologies and businesses on an ongoing basis. Our recent acquisitions, as well as acquisitions in which we may engage in the future, entail numerous operational and financial risks including certain of the following risks:

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

We have limited experience in identifying new acquisition targets, successfully completing acquisitions and integrating any acquired products, businesses or technologies into our current infrastructure. Moreover, in the future we may devote resources to potential acquisitions that are never completed or that fail to realize any of their anticipated benefits.

* We may not realize the benefits we expect from the acquisition of MainConcept.

The integration of MainConcept’s technology may be time consuming and expensive, and may disrupt our business. We will need to overcome significant challenges to realize any benefits or synergies from this transaction. These challenges include the timely, efficient and successful execution of a number of post-transaction integration activities, including:

•	integrating MainConcept’s technology;

•	entering markets in which we have limited or no prior experience;

•	successfully completing the development of MainConcept’s technologies;

•	developing commercial products based on those technologies;

•	retaining and assimilating the key personnel of MainConcept;

•	attracting additional customers for products based on MainConcept’s technologies;

•	implementing and maintaining uniform standards, controls, processes, procedures, policies, accounting systems and information systems; and

•	managing expenses of any undisclosed or potential legal liability of MainConcept.

In particular, we may encounter difficulties successfully integrating our operations, technologies, services and personnel with those of MainConcept, and our financial and management resources may be diverted from our existing operations. For example, following our acquisition of MainConcept we will have additional offices in Germany, Russia and Japan. Maintaining offices in multiple countries could create a strain on our ability to effectively manage our operations and personnel. In addition, the process of integrating operations and technology could cause an interruption of, or loss of momentum in, the activities of one or more of our businesses and the loss of key personnel. The delays or difficulties encountered in connection with the integration of MainConcept’s technologies could have an adverse effect on our business, results of operations or financial condition. We may not succeed in addressing these risks or any other problems encountered in connection with this transaction. Our inability to successfully integrate the technology and personnel of MainConcept, or any significant delay in achieving integration, including regulatory approval delays, could have a material adverse effect on us and, as a result, on the market price of our common stock.

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

* We have a history of net losses and only recently achieved profitability on a quarterly basis, and we may not be able to sustain our profitability.

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

Risks related to our intellectual property

* We are, and may in the future be, subject to intellectual property rights claims, which are costly to defend, could require us to pay damages and could limit our ability to use certain technologies or content in the future.

Companies in the technology and entertainment industries own large numbers of patents, copyrights, trademarks and trade secrets and they frequently commence litigation based on allegations of infringement or other violations of intellectual property rights, including those relating to digital media standards such as MPEG-4, H.264, MP3 and AAC or relating to video or music content. We have faced such claims in the past, we currently face such claims, and we expect to face similar claims in the future. For instance, we have been contacted by third parties regarding the licensing of certain patents characterized by such parties as being essential to the MPEG-4 visual standard. In this regard, AT&T has offered to license us certain patents it claims are essential to MPEG-4 and our products, and we are evaluating these claims. We have also been contacted by LG Electronics regarding a license to certain patents that LG Electronics owns and claims are related to the MPEG-4 visual standard. LG Electronics is one of our most significant customers in consumer hardware technology licensing and any dispute with LG over intellectual property rights could materially and adversely affect this important commercial relationship. In the event we determine that we need to obtain a license from AT&T or any other third party, we cannot guarantee that we would be able to obtain such license on commercially reasonable terms, if at all. We may be required to develop non-infringing alternative technologies, which could be very time consuming and expensive, and there is no guarantee that we would be successful in developing such technologies. We have also been asked by content owners to stop the display or hosting of copyrighted materials on our websites, including notices provided to us pursuant to the Digital Millennium Copyright Act. For instance, several major motion picture studios, record labels, television networks, and trade associations such as the Recording Industry Association of America and the Motion Picture Association of America have asked us to remove content posted by users of our website which it claims infringe its rights in such content. Among those labels who have asked us to remove content is Universal Music Group, Inc. (“UMG”), who also asserted claims of copyright infringement against us arising from the operation of Stage6, our online video community service. As a result, on September 6, 2007, we filed a lawsuit against UMG seeking a declaratory relief judgment against UMG, and UMG has filed a countersuit against us. Moreover, content providers may claim that we are contributorily or vicariously liable for third parties’ use of our technology or Stage6.com to infringe the content providers’ copyrights. Users of our services, including Stage6.com, are subject to terms of use that prohibit the posting of content that violates third party intellectual property rights. We have and will promptly respond to legitimate takedown notices or complaints, including but not limited to those submitted pursuant to the Digital Millennium Copyright Act, notifying us that we are providing unauthorized access to copyrighted content by removing such content and/or any links to such content from our websites. Nevertheless, we cannot guarantee that our prompt removal of content, including removal pursuant to the provisions of the Digital Millennium Copyright Act, will prevent disputes with content providers, that infringing content will not exist on our services, or that we will be able to resolve any disputes that may arise with content providers or users regarding such infringing content. Any intellectual property claims, with or without merit, could be time-consuming, expensive to litigate or settle and could divert management resources and attention. An adverse determination could require that we pay damages, block access to certain content, or stop using technologies found to be in violation of a third party’s rights, and could prevent us from offering our technologies, products or certain content to others. To avoid these restrictions, we may be required to seek a license for the technology or content from additional third parties. Such licenses may not be available on reasonable terms, could require us to pay significant royalties and may significantly increase our cost of revenues. The technologies or content also may not be available for license to us at all. As a result, we may be required to develop alternative non-infringing technologies, or license alternative content, which could require significant effort and expense. If we cannot license or develop technologies or content for any infringing aspects of our business, we may be forced to limit our technology or content offerings and may be unable to compete effectively with entities that offer such technology or content. In addition, from time to time we engage in disputes regarding the licensing of our intellectual property rights, including matters related to our royalty rates and other terms of our licensing arrangements. These types of disputes can be asserted by our licensees or prospective licensees or by other third parties as part of negotiations with us or in private actions seeking monetary damages or injunctive relief. Any disputes with our licensees or potential licensees or other third parties could harm our reputation and expose us to additional costs and other liabilities.

* We may be unable to adequately protect the proprietary rights in our technologies and products.

We have only two issued patents in the United States and no issued patents elsewhere, and we generally do not rely upon patents to protect our proprietary rights. In addition, our ability to obtain patent protection for our technologies and products will be limited as a result of the incorporation of aspects of MPEG-4 and MP3 technologies into our technologies and products. We license such technologies from third party licensors and do not own any patents relating to such technologies. As a result, we do not have the right to defend perceived infringements of patents relating to such technologies. Moreover, the licensors from which we have acquired the right to incorporate MPEG-4 and MP3 technologies into our products are not the exclusive owners of the patents relating to such technologies. As a result, our licensors must coordinate enforcement efforts with the owners of such patents to protect or defend against infringements of patents relating to such technology, which can be expensive, time consuming and difficult. Any significant impairment of the intellectual property rights relating to the MPEG-4 or MP3 technologies we license for use in our technologies and products could reduce the value of such technologies, which could impair our ability to compete.

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

Risks related to the securities markets and investment in our common stock

* The market price of our common stock may decline as a result of the proposed sale of Stage6.com or separation of Stage6.com into a private company.

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

As of October 31, 2007, we had 34,446,973 shares of common stock outstanding, excluding 157,887 shares subject to repurchase. As a result of our relatively small public float, our common stock may be less liquid than the stock of companies with broader public ownership. Among other things, trading of a relatively small volume of our common stock may have a greater impact on the trading price for our shares than would be the case if our public float were larger.

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

Our executive officers, directors and their affiliates beneficially own approximately 27.6% of our common stock as of October 31, 2007. As a result, these stockholders, acting together, are able to effectively control all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. The interests of this group of stockholders may not always coincide with our interests or the interests of other stockholders, and they may act in a manner that advances their best interests and not necessarily those of other stockholders.

* Future sales of our common stock may cause our stock price to decline.

As of October 31, 2007, there were 34,446,973 shares of our common stock outstanding. Excluding 157,887 shares subject to repurchase, substantially all of these shares became eligible for sale in the public market upon expiration of lock-up agreements on March 20, 2007, although as of October 31, 2007, 10,287,411 of these shares were held by directors, executive officers and other affiliates and will be subject to volume limitations under Rule 144. In addition, as of October 31, 2007 we had outstanding warrants to purchase up to 77,407 shares of common stock that, if exercised, will result in these additional shares becoming available for sale. A large portion of these shares and warrants are held by a small number of persons and investment funds. Sales by these stockholders or warrantholders of a substantial number of shares could significantly reduce the market price of our common stock. Moreover, the holders of 9,912,726 shares of common stock at October 31, 2007 have rights, subject to some conditions, to require us to file registration statements covering the shares they currently hold or to include these shares in registration statements that we may file for ourselves or other stockholders.

As of October 31, 2007, an aggregate of approximately 5,724,187 shares of our common stock were reserved for future issuance under our 2000 Stock Option Plan, or 2000 Plan, our 2006 Equity Incentive Plan, or 2006 Plan, and our 2006 Employee Stock Purchase Plan, or 2006 Purchase Plan, and the share reserve under our 2006 Plan and our 2006 Purchase Plan are subject to automatic annual increases in accordance with the terms of the plans. These shares can be freely sold in the public market upon issuance. If a large number of these shares are sold in the public market, the sales could reduce the trading price of our common stock and impede our ability to raise future capital.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Company

Pursuant to the terms of our 2000 Plan, options may typically be exercised prior to vesting. We have the right to repurchase unvested shares from our employees and consultants upon their termination, and it is generally our policy to do so. The following table provides information with respect to purchases made by us of our common stock during the three month period ended September 30, 2007:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Value Paid by Company
July 1, 2007 through July 31, 2007	1,933	$1.88	$3,639
August 1, 2007 through August 31, 2007	2,938.080		2,350
September 1, 2007 through September 30, 2007	—	—	—

(1)	All shares were originally purchased from us by employees and consultants pursuant to exercises of unvested stock options. During the months listed above, we routinely repurchased the shares from our employees and consultants upon their termination of employment pursuant to our right to repurchase unvested shares at the original exercise price under the terms of our 2000 Plan and the related stock option agreements.

Item 6.	Exhibits.

Exhibit Number	Description of Document

3.1(1)	Form of Amended and Restated Certificate of Incorporation as currently in effect.

3.2(1)	Form of Amended and Restated Bylaws as currently in effect.

4.1(1)	Form of Common Stock Certificate.

10.20(2) +	Summary of DivX, Inc. 2007 Cash Bonus Plan.

10.22 +	Amendment to Employment offer letter dated July 23, 2007, between the Company and Dan L. Halvorson.

10.23 *	Amendment Number 7 to Google Toolbar and Google Deskbar Promotion and Distribution Agreement Effective May 1, 2007, between the Company and Google Inc.

10.24 *	Amendment Number 8 to Google Toolbar and Google Deskbar Promotion and Distribution Agreement Effective October 24, 2007, between the Company and Google Inc.

10.25 *	License and Distribution Agreement dated September 27, 2007 between the Company and Yahoo! Inc. and its affiliates.

10.26 +	Amendment to Employment offer letter dated July 23, 2007, between the Company and Kevin Hell.

10.27 +	Amendment to Employment offer letter dated November 8, 2007, between the Company and Kevin Hell.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Indicates management contract or compensatory plan.

*	Confidential treatment has been requested with respect to certain portions of the exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

(1)	Incorporated by reference to the exhibit of the same number to the Company’s Registration Statement on Form S-1 (No. 333-133855), originally filed on May 5, 2006.

(2)	Incorporated by reference to the exhibit of the same number to the Company’s Quarterly report on Form 10-Q filed on May 15, 2007.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIVX, INC.

Dated: November 14, 2007	By:	/s/ Dan L. Halvorson
Name: Dan L. Halvorson
Title: Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)