Form 10-K
period 2007-12-31
DIVX INC
filed 2008-03-17
CIK 1342960

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                  to                                 .

Commission file number: 001-33029

DivX, Inc.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	33-0921758 (I.R.S. Employer Identification No.)

4780 Eastgate Mall, San Diego, California (Address of principal executive offices)	92121 (Zip Code)

Registrant’s telephone number, including area code: (858) 882-0600

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
CommonStock, $0.001 par value	The Nasdaq Stock Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☐  Yes    ☒  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    ☐  Yes    ☒  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

The aggregate market value of the common stock of the registrant as of June 30, 2007 held by non-affiliates was $364,972,860, based upon the closing price of the common stock reported on the NASDAQ Global Market on such date.

The number of shares of common stock outstanding as of February 29, 2008, was 34,983,866.

Documents Incorporated by Reference:

Document	Part of Form 10-K
Proxy Statement for the 2008 Annual Meeting of Stockholders	Part III

DivX, Inc.

FORM 10-K

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, or Annual Report, contains forward-looking statements that are based on our management’s beliefs and assumptions and on information currently available to our management. The forward-looking statements are contained principally in Item 1—“Business,” Item 1A—“Risk Factors,” Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Item 7A—Quantitative and Qualitative Disclosures About Market Risk.” Forward-looking statements include information concerning our possible or assumed future results of operations, business strategies, financing plans, competitive position, industry environment, potential growth opportunities and the effects of competition. Forward-looking statements include all statements that are not historical facts and can be identified by terms such as “anticipates,” “believes,” “could,” “seeks,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “will,” “would” or similar expressions and the negatives of those statements.

Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. We discuss certain of these risks in greater detail in Item 1A.—“Risk Factors.” Given these uncertainties, you should not place undue reliance on these forward-looking statements. Also, forward-looking statements represent our management’s beliefs and assumptions only as of the date of this Annual Report. You should read this Annual Report and the documents that we reference herein and have filed as exhibits with the Securities and Exchange Commission, or SEC, completely and with the understanding that our actual future results may be materially different from what we expect.

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

DivX is a company making media better through the use of technology. We believe that media is undergoing a profound transformation that will change how we get information, communicate and express ourselves. This transformation changes how we think and who we are. We believe that there are opportunities within this transformation—opportunities to generate tremendous value by meeting the needs of the new media and, more importantly, opportunities to influence its evolution and development. Our successes to date have been the result of creating value with and for a broad community of constituents including software vendors, consumer hardware device manufacturers, content creators and consumers themselves. Like the evolving markets in which we operate, DivX is open and dynamic.

We create products and services designed to improve the experience of media. Our long-term goal is to allow creators to have the ability to capture their content in the DivX format using any device or software of their choosing and to allow consumers of such content to playback and interact with it on any device or platform.

In 2000, the first step towards our goal was to build and release a high-quality video compression-decompression software library, or codec, to enable distribution of media across the Internet and through recordable media. As a result, we created the DivX codec, which has been actively sought out and downloaded by consumers over 250 million times, including over 80 million times during the last twelve months. These downloads include those for which we receive revenue as well as free downloads, such as limited-time trial versions, and downloads provided as upgrades or support to existing end users of our products. After the significant grass-roots adoption of our codec, the next step towards our goal was to license similar technology to consumer hardware device manufacturers and certify their products to ensure the interoperable support of DivX-encoded content. Through December 31, 2007, over 100 million DivX Certified hardware devices have been shipped worldwide. Our customers include major consumer video hardware original equipment manufacturers. We are entitled to receive a royalty and/or license fee for DivX Certified devices our customers ship. In addition to technology licensing to consumer hardware device manufacturers, we currently generate revenue from software licensing, advertising and content distribution.

Complementing our organic growth since 2000, in November 2007, we acquired MainConcept AG, a leading provider of H.264 and other high-quality video codecs and technologies for the broadcast, film, consumer electronics and computer software markets. Through integration, we expect to realize additional opportunities both in our core markets and in related emerging markets that will help advance our long-term goal.

Our next steps, which we have begun working toward, are to bring together the millions of DivX consumers with content creators both large and small to build communities around media, including through the development and licensing of media distribution platforms and services for Internet and consumer electronics devices. We are optimistic about the future and believe the opportunity for DivX is only beginning to be realized.

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

To content creators, the DivX ecosystem provides the ability to cost-effectively and securely create and distribute high-quality content to a large market of consumers, and to deliver that content when, where and how consumers want it. The DivX platform gives content creators access to DivX Certified consumer hardware devices as well as millions of digital video savvy consumers who have demonstrated their willingness and ability to seek out high-quality content distributed via the Internet.

To digital media software vendors, the DivX ecosystem allows software vendors to provide easy-to-use products for the creation and playback of content that is interoperable with all other DivX Certified devices. By doing so, software vendors can differentiate their products by adding DivX media creation and playback functionality, and thus providing useful products to maintain and augment their position in the face of competition from generic operating system bundles.

To consumer hardware device manufacturers, the DivX ecosystem provides the ability to offer recording and playback devices that are interoperable with millions of other DivX Certified devices in a high-quality, secure digital media format that consumers want and use. Manufacturers can thus avoid the cost of supporting many different incompatible formats, allowing them to remain competitive in the face of significant price pressures. Use of DivX technologies and association with the DivX brand enables manufacturers to participate in new content business models from content services provided by others in the DivX ecosystem.

To advertisers, the DivX ecosystem provides access to a large and engaged group of DivX users.

Our strategy

Our strategy is to make media better by supporting the digital media ecosystem. Key elements of our strategy include:

Growing our core licensing business. We believe that our software and consumer hardware partners are integral to our success. In hardware, we will focus on increasing the penetration of DivX technologies into the current and next-generation DVD player market, while simultaneously building on the initial success of DivX technologies in new categories of consumer hardware devices such as digital video recorders, digital still cameras, high definition recording and playback devices, mobile phones, portable media players and other mobile devices. We also plan to advance our new DivX platform technologies into the consumer hardware device market that will, for example, allow consumers to encode and play back high definition video and access content on connected networks directly. In software, we plan to enhance the value of the DivX technologies to our existing software partners by adding new features to the DivX media format and to increase partnerships across the software market.

Provide platforms to communities of users centered around content. We believe it is a fundamental human desire to share experiences and be emotionally connected with others. This desire is especially strong around media experiences, which leads to the creation of communities of individuals with a shared interest in a specific piece or genre of content. We intend to develop a set of products and services that will give people a place to meet one another and build strong relationships around content. We believe these communities, centered around online video content, will give content creators the ability to build their content brands and generate revenue through transactions, subscriptions, advertising and other methods.

Develop services around content and advertising that are valued by DivX users and economically valuable to the larger DivX ecosystem. We plan to create services that offer access to content as well as useful and relevant advertising to DivX users in a way that improves the overall media experience. Too often, advertising detracts and distracts from the content it accompanies. We are optimistic that advertising can be done in a way that will enhance the media experience and be valuable to consumers. We have direct access to millions of users to whom content can be offered and advertising distributed. We intend to work with content creators and advertisers who share our goal of providing DivX users with services that enhance their experience and respect their privacy.

Expand the DivX ecosystem through partnerships with the community of diverse content creators. We believe the active engagement of content creators in the DivX ecosystem is essential to realizing the full potential of the digital media transformation. We plan to continue to develop relationships with premium, mid-tier and individual content creators. We intend to partner with creators based not only on the economic potential of their content, but also on the potential for DivX to enhance the value of their content through the power of our platform and community. We also plan to support our content partners in their plans to distribute their content in the DivX format through their own various digital distribution channels.

Strengthen the DivX brand. We intend to continue building upon the strength of the DivX brand. We plan to ensure that in the future the DivX brand continues to be associated only with those products and services that offer high-quality media experiences. We may also invest in activities beyond our products that are consistent with the DivX vision of better media.

Pursue selected complementary acquisitions, investments and strategic alliances. When the opportunity presents itself, we intend to pursue selected acquisitions, investments or alliances that complement and further our mission to make media better and improve the media experience for consumers. Our primary objectives in these transactions would be to acquire complementary technologies and platforms and expand the consumer and content portions of our ecosystem. Once we have accomplished such acquisitions, we will spend time and resources integrating them into our businesses.

Our strengths

We believe that the following key strengths uniquely position DivX to continue to enhance and enrich the digital media content experience:

Our demonstrated history of success, innovation and ecosystem creation. We have a history of technology leadership on which we will continue to build. The success of DivX has been driven by the grassroots adoption of our technologies by millions of consumers, due in large part to the strength of our technology. We also have a demonstrated ability to build technologies that support an ecosystem of diverse participants that gain value from their participation.

Our large installed base. DivX technologies and products have been adopted by millions of users who have sought it out and chosen to download it. This success encouraged consumer hardware device manufacturers to build support for DivX technologies into their products. Today over 200 consumer hardware device manufacturers and over 20 integrated circuit manufacturers, support DivX technologies in over 2,000 models of consumer hardware devices. Our original equipment manufacturer customers have shipped over 100 million units worldwide. We believe our large user and consumer hardware installed base places us in a strong position to benefit from the transformation of the content industry and growing digital content distribution. The DivX media platform installed base represents a large addressable market for content creators interested in commercial digital distribution of their content.

The DivX brand. The DivX logo appears on products that incorporate DivX technology and indicates to consumers that the product meets our strict standards of interoperability and delivers a high-quality DivX media experience. We believe that consumers recognize the value of the DivX logo, and that this increases the value of the DivX brand to all other participants in the DivX ecosystem.

Our neutral media technology platform for software, hardware and content. Our technology platform for the creation, distribution and consumption of media content is not tied exclusively to any specific consumer hardware device manufacturer, software vendor or content provider. We license our encoding and decoding technologies to a wide array of such companies. We believe our neutral platform allows us to bring a diverse set of powerful interests together in the DivX ecosystem.

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

Consumer hardware technology licensing. Our technology licensing revenues from consumer hardware device manufacturers comprise the majority of our total revenues and are derived primarily from royalties and/or license fees received from original equipment manufacturers, although related revenues are derived from other members of the consumer hardware device supply chain. We license our technologies to original equipment manufacturers, allowing them to build support of DivX technologies into their consumer hardware devices. A majority of our original equipment manufacturer licensees pay us a per unit fee for each DivX Certified device they sell. Our license agreements with original equipment manufacturers typically range from one to two years, and may include the payment of initial fees, volume-based royalties and minimum guaranteed volume levels. To ensure high-quality support of the DivX media format in finished consumer products, we also license our technologies to those companies who create the major components in those products. These include the integrated circuit manufacturers who supply the integrated circuits, and the original design manufacturers who create the reference designs, for DVD players, digital still cameras and the other consumer hardware devices distributed by our licensee original equipment manufacturers. One of our original equipment manufacturer customers, LG Electronics, Inc. accounted for approximately 10% of our total net revenue in the fiscal years 2006 and 2007.

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

In the fiscal years 2005, 2006 and 2007, we derived 71%, 72% and 70%, respectively, of our total net revenues from licensing our technology to original equipment manufacturers, original design manufacturers and integrated circuit manufacturers.

Software licensing. We license our technologies to independent software vendors that incorporate our technologies into software applications for computers and other consumer hardware devices. An independent software vendor typically pays us an initial license fee, in addition to per-unit royalties based on the number of products sold that include our technology. We also license our technologies directly to consumers through several software bundles. We make certain software bundles available free of charge from our website. These bundles incorporate a version of our codec technology, and allow consumers to play and create content in the DivX format. We also make available from our website an enhanced version of the free software bundle, including additional features that increase the quality and control of DivX media playback and creation. This enhanced version is available free of charge for a limited trial period, which is generally 15 days. At the end of the trial period, our users are invited to purchase a license to one or more components of the enhanced bundle by making a one time payment to us. If they choose not to do so, they still enjoy playback and creation functionality equivalent to our free software bundle.

In the fiscal years 2005, 2006 and 2007, we derived 11%, 8% and 8%, respectively, of our total net revenues from licensing our technology to independent software vendors and licensing our software directly to consumers.

Advertising and third-party product distribution. We derive revenue from advertisements or third party software applications that we embed in or include with the software bundles we offer to consumers. For example, through most of 2007, we had agreed with Google to include and distribute the Mozilla Firefox Browser and certain Google software products with our software products. Google paid us fees based on the number of downloads or activations of the included software by consumers. This agreement expired on November 30, 2007. Revenues earned under the Google agreement accounted for approximately 15%, 18% and 17% of our total net revenues in the fiscal years 2005, 2006 and 2007, respectively.

Beginning in November 2007, we switched from distribution of the Google software, to instead include and distribute a co-branded Yahoo! toolbar and Internet Explorer browser with our software products. Yahoo! pays us fees based on the number of certain distributions or installations of the Yahoo! software by consumers. Yahoo! may terminate the agreement, or the revenue we derive for such periods will be reduced, if we fail to achieve certain minimum distribution volumes or certain minimum installations of the Yahoo! software for specific periods described in the agreement. This agreement expires on December 31, 2009, and Yahoo! is under no obligation to renew this agreement.

In the fiscal years 2005, 2006 and 2007, we derived 15%, 18% and 21%, respectively, of our total net revenues from the inclusion of advertisements and third party software applications in our software products.

Digital media distribution. We derive revenue by acting as an application service provider for third party owners of digital video content. We provide encoding, content storage and distribution services to these third parties in exchange for a percentage of the revenue they receive from sales of digital content to consumers.

In the fiscal years 2005, 2006 and 2007, we derived 3%, 2% and 1%, respectively, of our total net revenues from providing content distribution services to third parties.

Since the acquisition of MainConcept in November 2007, we also have generated revenues associated with MainConcept’s licensing deals in areas complementary to our existing revenue streams, including through MainConcept’s focus on the professional sector. MainConcept is the worldwide leading provider of high-quality codec technology for the broadcast, film, consumer electronics, computer software, medical imaging and security markets. MainConcept solutions are optimized for various platforms including PCs, set-top boxes, portable media players and mobile phones. MainConcept supports a wide range of industry standards, including H.264.

Geographic information.

We are a global company with a broad, geographically diverse market presence. For the years 2007, 2006 and 2005, our revenues outside North America comprised 77%, 76% and 78%, respectively, of our total net revenues. In addition, a large number of our consumer hardware device manufacturers are located in Asia, which comprised 56%, 63% and 59% of our total net revenues for 2005, 2006 and 2007, respectively.

Technologies

Our digital media ecosystem utilizes a series of technologies designed for commercial and consumer users. These technologies enable users to compress, secure and distribute digital video and otherwise participate in our digital media ecosystem. The following is a description of the core technologies that form the basis for our digital media ecosystem.

DivX media format. Our DivX media format is our primary commercial technology, and comprises our DivX video compression technology, and the DivX file format with its advanced media features and digital rights management.

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

DivX advanced media features. DivX advanced media features enable DivX users to create enhanced digital media files, including features in the files themselves that are normally associated with the physical media or playback device used, such as DVD-like menus, user-selected multiple-language audio tracks, subtitles, and metadata that allow the content creator to add descriptive information such as title, author and video specifications.

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

Products and services

Our technologies are incorporated into several software product bundles that we offer directly to consumers, as well as software development kits that we license to hardware and software companies. We also offer certification services to software and hardware companies, and operate a digital media distribution system in which we act as an application service provider to third party content owners.

Consumer software

In addition to the third-party consumer software products that our technologies power, we offer several programs to consumers directly. These programs include the following:

DivX for Windows bundle. Our DivX for Windows bundle includes our DivX community codec, DivX Player and DivX Web Player. The bundle also includes free trial versions of the Windows versions of the DivX Converter and the DivX Pro video codec.

DivX Pro for Windows bundle. Like our DivX for Windows bundle, the DivX Pro for Windows bundle includes our DivX Player, and DivX Web Player. However, instead of our DivX community codec, this bundle includes our DivX Pro video codec and additionally includes the DivX Converter application.

DivX for Mac bundle. Our DivX for Mac bundle includes Mac OS versions of our DivX community codec, DivX Player and DivX Web Player. The bundle also includes free trial versions of the Mac OS versions of the DivX Converter and the DivX Pro video codec. The DivX for Mac software bundle does not yet support the advanced media features of the DivX format.

DivX Pro for Mac bundle. Our DivX Pro for Mac bundle includes all of the components of the DivX for Mac bundle as well as Mac OS versions of the DivX Converter application and the DivX Pro video codec.

DivX Mobile Player. Our DivX Mobile Player is available for certain mobile handsets, and allows users to playback DivX videos on their handsets from a variety of sources, including side-loading from memory cards or downloaded from the Internet, including DivX’s own mobile portal.

DivX Author. Our DivX Author application is available for the Windows OS and allows users to combine and edit multiple videos into a single DivX video, add the advanced features of the DivX format to enhance digital media files, and create slideshows with videos, photos and music.

Technology licensing for independent software vendors and consumer hardware device manufacturers

Software development kits. We typically make our technologies available to partners via software development kits. For hardware licensees, we have “decode” and “encode” software development kits that enable hardware partners to build DivX playback and recording support, respectively, into their products. For software licensees, we offer several software development kits that allow software vendors to build DivX playback and creation support into their products.

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

Profiles for DivX Certified Products

Hardware devices may be certified for DivX decode under the DivX Certified Home Theater, HD 720p, HD 1080p, Mobile, qMobile profiles, or may be certified for DivX encode. DivX Certified software applications support the conversion of digital video into the various available profiles.

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

Profiles for DivX Ultra Certified Products

Hardware devices may be certified under the DivX Ultra Certified Home Theater profile. DivX Ultra Certified software applications support the conversion of digital video for DivX Ultra Certified devices and software.

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

DivX Mobile Media

We recently launched a mobile media platform service where users can discover both professionally produced and user-generated video content from a variety of sources. The service is available from certain compatible handheld internet-connected devices and provides access to manage accounts and favorites from a computer’s browser. The service is still in a beta testing stage and we are not certain what business opportunities we may choose to pursue with respect to this technology.

Stage6

We recently shut down Stage6, our online service that allowed users to publish and download video content.

Sales and marketing

Our sales and marketing team markets our technologies to a wide range of integrated circuit manufacturers, original design manufacturers, original equipment manufacturers and software developers on a worldwide basis. In addition, members of this team market our products to various consumer segments at industry tradeshows such as CES and CeBIT, and engage in partner and retailer training, product marketing, sales support and partner co-marketing programs. Members of our sales and marketing team also focus on content and distribution partnerships, co-marketing transactions, advertising partnerships, brand and product marketing, electronic software distribution, business operations and marketing programs. As of December 31, 2007, our sales and marketing team included 153 full-time employees based in 11 countries.

Product development

We incurred product development costs of approximately $10.3 million, $15.4 million and $18.7 million in fiscal years 2005, 2006 and 2007, respectively, representing 31%, 26% and 22%, respectively, of total net revenue. Our product development team is based out of our headquarters in San Diego, California and with the acquisition of MainConcept in November 2007 has team members in Germany and Russia. As of December 31, 2007, this team consisted of 184 full-time employees dedicated to product development and product management, 113 of which were engineers and 14 of which were product managers (the other 57 filling other related roles).

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

We also compete with companies that offer products or services that compete with specific aspects of our digital media ecosystem. For example, our digital rights management technology competes with technologies from companies such as Apple Computer, ContentGuard, Intertrust Technologies, Microsoft, Nagra Audio, NDS Group and 4C Entity, as well as the internal development efforts of certain of our licensees. Similarly, content distribution providers, such as Amazon.com, Apple Computer, CinemaNow, Google, Joost, MovieLink, MySpace.com, a subsidiary of News Corporation, Netflix, Yahoo!, YouTube, a subsidiary of Google, and subscription entertainment services and cable and satellite providers compete against our content distribution services. Moreover, other video compression technologies, including other implementations of MPEG-4 or implementations of H.264/AVC such as those from Adobe Systems, Apple Computer, Ateme, On2 Technologies, and Sorenson compete with our proprietary compression technologies. Our proprietary video format also competes with other video formats, including those offered by Apple Computer, Adobe Systems, Microsoft, On2 Technologies and RealNetworks.

We believe that the principal competitive factors that affect our digital media ecosystem include some or all of the following:

•	quality and reliability of products and services;

•	technology performance, flexibility and range of application;

•	timeliness and relevance of new product introductions;

•	the ability to address the needs of all the constituents in the ecosystem;

•	platform neutrality;

•	brand recognition and reputation;

•	relationships with film producers and distributors as well as semiconductor and consumer hardware device manufacturers;

•	differences in adoption across countries and regions; and

•	price.

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

Significant Customers

A small number of customers account for a significant percentage of our revenues. In 2007, Google, Inc. and LG Electronics, Inc. accounted for 19% and 10%, respectively, of our total net revenues. In 2006, Google, Inc. and LG Electronics, Inc. accounted for 20% and 10%, respectively, of our total net revenues. In 2005, Google, Inc. and Philips accounted for 15% and 13%, respectively, of our total net revenues.

Intellectual property

To protect our proprietary rights, we rely on a combination of trademark, copyright, patent, trade secret and other intellectual property laws, employment, confidentiality and invention assignment agreements with our employees and contractors, and confidentiality agreements and protective contractual provisions with our partners, licensees and other third parties.

Trademarks. As of December 31, 2007, we had over 40 trademark registrations and over 60 pending trademark applications in the U.S. and more than 25 other countries for a variety of word marks, logos and slogans. Our trademarks are an integral part of our licensing program. Licensees are allowed to place our trademarks on their products to inform customers that their products incorporate our technology and meet our quality specifications only if such products have been DivX Certified. We also require that our licensees adhere to detailed branding guidelines to ensure that usage of our trademarks and logos are consistent and uphold our image. Our trademarks include, among others, DivX, DivX Certified, DivX Connected and Stage6.

Copyrights. We have a significant amount of copyright-protected materials, including among other things, software, codecs and textual material. As an additional layer of protection to the common law copyrights we own in our software and other materials, we have also obtained U.S. copyright registrations on more than 20 software products as of December 31, 2007.

Patents. As of December 31, 2007, we had two issued U.S. patents and one issued foreign patent. We also hold an exclusive license to one additional U.S. patent. We are in the process of applying for additional patent coverage for various aspects of our technology, including technologies for digital rights management, digital media formats, mobile content delivery, connected devices and video encoding and decoding. As a result, as of December 31, 2007, we had over 30 U.S. and international patent applications on file relating to various aspects of our technology.

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

MPEG LA technology licenses. We have entered into a license agreement with MPEG LA, effective January 2000, under its MPEG-4 Part 2 Visual Patent Portfolio. Under this license agreement, we have a royalty-bearing, worldwide, non-exclusive sublicense of certain patents licensed to MPEG LA relating to MPEG-4 technology. The current version of our video codec incorporates technologies implementing a portion of the MPEG-4 video standard. Our license agreement with MPEG LA will expire on December 31, 2008, unless the agreement is earlier terminated. We may terminate the license agreement for any reason by providing 30 days prior written notice to MPEG LA. Upon expiration, the license agreement may be renewed by MPEG-LA for successive five year periods upon notice of renewal to us. For the fiscal years 2005, 2006 and 2007, we paid $2.0 million, $2.5 million, and $2 million, respectively, to MPEG LA under this license agreement. We have also entered into a license agreement with MPEG LA, effective August 2002, under its MPEG-4 Part 10, or AVC, Patent Portfolio. Under this license agreement, we have a royalty-bearing, worldwide, non-exclusive sublicense of certain patents licensed to MPEG LA relating to H.264 technology. Our license agreement with MPEG LA with respect to this technology will expire on December 31, 2010, unless the agreement is earlier terminated. We may terminate the license agreement for any reason by providing 30 days prior written notice to MPEG LA. Upon expiration, the license agreement may be renewed by MPEG-LA for successive five year periods upon notice of renewal to us. We have not been required to pay, nor have we paid, license fees to MPEG LA under this license agreement to date.

Government regulation

We are subject to a number of foreign and domestic laws and regulations that affect companies that import or export software and technology, including encryption technology, such as the U.S. export control regulations as administered by the U.S. Department of Commerce.

We are also subject to a number of foreign and domestic laws that affect companies conducting business on the Internet. In addition, because of the increasing popularity of the Internet and the growth of online services, laws relating to user privacy, freedom of expression, content, advertising, information security and intellectual property rights are being debated and considered for adoption by many countries throughout the world.

In the U.S., online service providers have been subject to claims of defamation, libel, invasion of privacy and other data protection claims, tort, unlawful activity, copyright or trademark infringement, or other theories based on the nature and content of the materials searched and the ads posted or the content generated by users. In addition, several other federal laws could have an impact on our business. For example, the Digital Millennium Copyright Act has provisions that limit, but do not eliminate, our liability for hosting or linking to third-party websites that include materials that infringe copyrights or other rights, so long as we comply with the statutory requirements of this act. The Child Online Protection Act and the Children’s Online Privacy Protection Act restrict the distribution of materials considered harmful to children and impose additional restrictions on the ability of online services to collect information from minors. In addition, the Protection of Children from Sexual Predators Act of 1998 requires online service providers to report evidence of violations of federal child pornography laws under certain circumstances.

In addition, the application of existing laws regulating or requiring licenses for certain businesses of our advertisers can be unclear. Existing or new legislation could expose us to substantial liability and restrict our ability to deliver services to our users. We also face risks from legislation that could be passed in the future.

We may be further subject to international laws associated with data protection in Europe and elsewhere and the interpretation and application of data protection laws is still uncertain and in flux. In addition, because our services are accessible worldwide, foreign jurisdictions may claim that we are required to comply with their laws.

Employees

As of December 31, 2007, we employed 389 full-time employees, including full-time equivalents. None of our employees is subject to any collective bargaining agreements. We consider our relationship with our employees to be good.

Executive Officers of the Registrant

Our executive officers serve at the discretion of the Board. The names of our executive officers and their ages, titles, and biographies as of December 31, 2007 are set forth below:

Name	Age	Position
Kevin Hell	43	CEO, Director
Dan L. Halvorson	42	EVP and CFO
David J. Richter	39	EVP, Corporate Development and Legal
Chris Russell	41	CTO

Kevin Hell has served as our CEO and a Director since October 2007. From July 2007 to October 2007, Mr. Hell served as our Acting CEO. Between 2002 and 2007, Mr. Hell held a number of management positions within the Company including Chief Marketing Officer and Managing Director, Chief Operating Officer, the Company’s CXO for Partners and Licensing, and President. Mr. Hell is currently responsible for our corporate strategy and overall strategic direction. From July 2001 to May 2002, Mr. Hell served as Senior Vice President of Product Management in the Solutions Group of Palm, a handheld solutions company. From May 1999 to May 2001, Mr. Hell was Vice President of the Connected Home division and Vice President of Corporate Strategy at Gateway Computer, a personal computer manufacturing company. From May 1991 to May 1999, Mr. Hell worked in the Los Angeles office of the Boston Consulting Group, a management consulting firm. Mr. Hell received an M.B.A. from The Wharton School, and a master’s degree in Aeronautics and Astronautics and a B.S. in Mechanical Engineering from Stanford University.

Dan L. Halvorson has served as our Executive Vice President and Chief Financial Officer since July 2007. From June 2007 to July 2007, Mr. Halvorson served as our Chief Financial Officer and Senior Vice President. Mr. Halvorson is responsible for investor relations, financial and administrative aspects of our strategic and tactical goals, and for supplying related support to our operations teams. Mr. Halvorson has served in many senior finance and accounting roles at a number of public companies. Mr. Halvorson held various roles from 2000 to 2007 at Novatel Wireless, and was named Chief Financial Officer and Chief Accounting Officer in early 2004. From 1998 to 2000, he was Director of Finance at Dura Pharmaceuticals, which was acquired by Elan in 2000. He was also Director of Finance at Alliance Pharmaceuticals from 1996 to 1998. Previous to his public company roles, Mr. Halvorson spent eight years in public accounting at Deloitte & Touche and PriceWaterhouseCoopers, serving both public and private client companies. Mr. Halvorson is a Certified Public Accountant and holds a Bachelor of Science from San Diego State University.

David J. Richter has served as our Executive Vice President, Corporate Development and Legal since July 2007. From June 2007 to July 2007, Mr. Richter served as our General Counsel and Senior Vice President Corporate Development. From April 2006 to June 2007, Mr. Richter served as our GC, Legal and Corporate Development. From May 2004 to April 2006, Mr. Richter served as our General Counsel and, in addition, from January 2005 through April 2006, as our Senior Vice President, Corporate Development. Mr. Richter is responsible for our legal and corporate development efforts. Previously, Mr. Richter worked at Maveron, a venture capital firm, as a Principal from January 2002 through March 2004 and as Director, Business Development from July 2000 through December 2001. Mr. Richter received a J.D. from Yale Law School and a B.A. in Government from Cornell University.

Chris Russell served as our CTO, Strategy and Technology from April 2006 until February 2008. From September 2005 to April 2006, Mr. Russell served as our Vice President and General Manager, Technology and Strategy. From January 2005 to September 2005, Mr. Russell served as our Vice President of Advanced Technology. From July 2002 to January 2005, Mr. Russell served as Vice President with the Motion Picture Association of America, or MPAA, an association advocating for the motion picture, home video, and television industries. From July 2001 to July 2002, Mr. Russell served as Chief Technology Officer for Information Technology Alliance, a managed security services company. From June 1996 to December 1998, Mr. Russell served as Director of Software Engineering, and from December 1998 to July 2001 as Vice President of Technology, with Sony Pictures Entertainment, an entertainment company. Mr. Russell received an M.B.A. from Pepperdine University and a B.S. in Computer Science from California State Polytechnic University, Pomona.

Available Information

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) are available free of charge on our website (www.divx.com) as soon as reasonably practicable after they are filed with, or furnished to, the SEC.

Item 1A. Risk Factors

Before you decide to invest or maintain an interest in our common stock, you should consider carefully the risks described below, together with the other information contained in this Annual Report on Form 10-K. We believe the risks described below are the risks that are material to us as of the date of this Annual Report on Form 10-K. If any of the following risks comes to fruition, our business, financial condition, results of operations and future growth prospects would likely be materially and adversely affected. In these circumstances, the market price of our common stock could decline and you may lose all or part of your investment.

Risks related to our business

Our business and prospects depend on the strength of our brand, and if we do not maintain and strengthen our brand, we may be unable to maintain or expand our business.

Maintaining and strengthening the “DivX” brand is critical to maintaining and expanding our business, as well as to our ability to enter into new markets for our technologies and products. If we fail to promote and maintain the DivX brand successfully, our ability to sustain and expand our business and enter into new markets will suffer. Maintaining and strengthening our brand will depend heavily on our ability to continue to develop and provide innovative and high-quality technologies and products for consumers, content owners, consumer hardware device manufacturers and software vendors. Moreover, because we engage in relatively little direct brand advertising, the promotion of our brand depends, among other things, upon hardware device manufacturing partners displaying our trademarks on their products. If these partners choose for any reason not to display our trademarks on their products, or if our partners use our trademarks incorrectly or in an unauthorized manner, the strength of our brand may be diluted or our ability to maintain or increase our brand awareness may be harmed. In addition, if we fail to maintain high-quality standards for products that incorporate our technologies through the quality-control certification process that we require of our licensees, or if we take other steps to commercialize our products and services that our customers or potential customers reject, the strength of our brand could be adversely affected. Further, unauthorized third parties may use our brand in ways that may dilute or undermine its strength.

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

To date, we have penetrated only some of these markets, including the markets for DVD players, network connected DVD players, high definition DVD players, portable media players, digital still cameras, smart TVs, mobile handsets, digital media software applications, set-top boxes, and video game consoles. Our success depends upon our ability to further penetrate these markets, some of which we have only penetrated to a limited extent, and to successfully penetrate those markets in which we currently have no presence. Demand for our technologies in any of these developing markets may not grow or develop, and a sufficiently broad base of consumers and professionals may not adopt or continue to use our technologies. In addition, our ability to generate revenue from these markets may be limited to the extent that service providers in these markets choose to provide competitive technologies and entertainment at little or no cost. Because of our limited experience in certain of these markets, we may not be able to adequately adapt our business and our technologies to the needs of consumers and licensees in these markets.

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

We also compete with companies that offer products or services that compete with specific aspects of our digital media ecosystem. For example, our digital rights management technology competes with technologies from companies such as Apple Computer, ContentGuard, Intertrust Technologies, Microsoft, Nagra Audio, NDS Group and 4C Entity, as well as the internal development efforts of certain of our licensees. Similarly, content distribution providers, such as Amazon.com, Apple Computer, CinemaNow, Google, Joost, MovieLink, MySpace.com, a subsidiary of News Corporation, Netflix, Yahoo!, YouTube, a subsidiary of Google, and subscription entertainment services and cable and satellite providers compete against our content distribution services.

Our proprietary technologies also compete with other video compression technologies, including other implementations of MPEG-4 or implementations of H.264/AVC. A number of companies such as Adobe Systems, Apple Computer, Ateme, Google, Microsoft, On2 Technologies and RealNetworks offer other competing video formats.

We also face competition from subscription entertainment services, cable and satellite providers, DVDs and other emerging technologies and products related to content distribution. Our content distribution platforms and services face significant competition from services, such as peer-to-peer and content aggregator services, which allow consumers to directly access an expansive array of content without securing licenses from content providers.

Some of our current or future competitors may have significantly greater financial, technical, marketing and other resources than we do, may enjoy greater name recognition than we do, or may have more experience or advantages than we have in the markets in which they compete. For example, companies such as Amazon.com, Apple Computer, Google, Microsoft, Sony and Yahoo! may have competitive advantages over us because of their greater size and resources and the strength of their respective brand names. In addition, some of our current or potential competitors, such as Apple Computer, Dolby Laboratories, Microsoft and Sony, may be able to offer integrated system solutions in certain markets for entertainment technologies, including audio, video and rights management technologies related to personal computers or the Internet, which could make competing products and technologies that we develop unnecessary. By offering an integrated system solution, these potential competitors also may be able to offer competing products and technologies at lower prices than our products and technologies. Further, many of the consumer hardware and software products that include our technologies also include technologies developed by our competitors. As a result, we must continue to invest significant resources in product development in order to enhance our technologies and our existing products and introduce new high-

quality technologies and products to meet the wide variety of such competitive pressures. Our ability to generate revenues from our business will suffer if we fail to do so successfully.

We are dependent on the sale by our licensees of consumer hardware and software products that incorporate our technologies. Our top 10 licensees by revenue accounted for approximately 50% of our total net revenues during the year ended December 31, 2007, and a reduction in revenues from those licensees or a loss of one or more of our key licensees would adversely affect our licensing revenue.

We derive most of our revenue from the licensing of our technologies to consumer hardware device manufacturers, software vendors and consumers. We derived 78%, 80% and 82% of our total net revenues from licensing our technology in the fiscal years 2007, 2006 and 2005, respectively. One or a small number of our licensees generally represents a significant percentage of our technology licensing revenues. For example, in 2007, LG accounted for approximately 10% of our total net revenues, and our top 10 licensees by revenue accounted for approximately 50% of our total net revenues. Our technology licensing revenues are particularly dependent upon our relationships with consumer hardware device manufacturers. We cannot control consumer hardware device manufacturers’ and software developers’ product development or commercialization efforts or predict their success. Our license agreements typically require manufacturers of consumer hardware devices and software vendors to pay us a specified royalty for every shipped consumer hardware or software product that incorporates our technologies, but many of these agreements do not require these manufacturers to guarantee us a minimum royalty in any given period. Accordingly, if our licensees sell fewer products incorporating our technologies, or otherwise face significant economic difficulties, our licensing revenues will be adversely affected. Additionally, certain of our license agreements provide for specific royalties based on our estimations of the volumes of certain units consumer hardware device manufacturers are likely to ship during a given term; if our estimates are too low, the actual per-unit revenues received may be lower than expected. Our license agreements are generally for two years or less in duration, and a significant number of these agreements expire in any given quarter. Upon expiration of their license agreements, manufacturers and software developers may not renew their agreements or may elect not to enter into new agreements with us on terms as favorable as our current agreements.

Our September 2007 software distribution and promotion agreement with Yahoo! is our first distribution agreement with Yahoo!, and if products from Yahoo! are not as popular as the products of Google (with which we were previously a party to a software distribution agreement), or if Yahoo! products are more difficult to install or distribute than Google products, or if products from Yahoo! have greater market saturation than Google products, then our revenues may significantly decrease.

Pursuant to our September 2007 agreement with Yahoo!, we agreed to distribute a version of Internet Explorer browser optimized for Yahoo! and a co-branded version of the Yahoo! Toolbar with our software products and Yahoo! will pay us fees based on the number of certain distributions or installations of the Yahoo! software. Our agreement with Yahoo! also affects our ability to offer our software products with third party web browsers, toolbars, and search services other than those provided by Yahoo!. As a result, if the Yahoo! products we plan to distribute are not as popular as, or if the have greater market saturation than, the Google products we have distributed in the past, or if they are more difficult to install or distribute, our revenues may significantly decrease. Any decline in the popularity of our products or Yahoo!’s products among consumers or market saturation of those products could result in a decrease in revenue under our agreement with Yahoo!. In addition, if we fail to achieve certain minimum distribution volumes or certain minimum installations of the Yahoo! software for specific periods described in the agreement, Yahoo! may elect to terminate the agreement.

The success of our business depends on the availability of premium video content in the DivX format.

To date, only one major motion picture studio has agreed to make certain video content available in the DivX video format. If we, and/or our consumer electronics partners, fail to implement certain technological safeguards mandated under that deal, such format approval deal may be suspended or terminated, either of which could negatively impact our business. The implementation of these changes could potentially be viewed negatively by consumers and as a result our business could suffer. Additionally, the distribution of such DivX-formatted video content is dependent on third party retailers’ willingness to enter into distribution deals with our studio partner and DivX and ultimately upon the willingness of consumers to purchase such content from such third party retailers. Finally, our business success depends upon our ability to reach agreement with other major motion picture studios to make their content available in the DivX video format. In the event that we fail to reach agreement with such studios, the DivX format may become less compelling to consumers and to retailers and potentially to consumer electronics licensees of DivX.

The success of our business depends on the interoperability of our technologies with consumer hardware devices.

To be successful we design our digital media platform to interoperate effectively with a variety of consumer hardware devices, including personal computers, DVD players, DVD recorders, network connected DVD players, high definition DVD players, digital still cameras, digital camcorders, portable media players, smart TVs, home media centers, set-top boxes, video game consoles, and mobile handsets. We depend on significant cooperation with manufacturers of these devices and the components integrated into these devices, as well as software providers that create the operating systems for such devices, to incorporate our technologies into their product offerings and ensure consistent playback of DivX-encoded files. Currently, a limited number of devices are designed to support our technologies. If we are unsuccessful in causing component manufacturers, device manufacturers and software providers to integrate our technologies into their product offerings, our technologies may become less accessible to consumers, which would adversely affect our revenue potential.

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

Our licensing revenue from consumer hardware device manufacturers depends in large part upon the availability of integrated circuits that incorporate our technologies. Integrated circuit manufacturers incorporate our technologies into their products, which are then incorporated into consumer hardware devices. We do not manufacture integrated circuits, but rather depend on integrated circuit manufacturers to develop, produce and sell these products to licensed consumer hardware device manufacturers. We do not control the integrated circuit manufacturers’ decision whether or not to incorporate our technologies into their products, and we do not control their product development or commercialization efforts. If we fail to develop new technologies that adequately or competitively address the needs of the changing marketplace, integrated circuit manufacturers may not be willing to implement our technologies into their products. The process utilized by integrated circuit manufacturers to design, develop, produce and sell their products is generally 12 to 18 months in duration. As a result, if an integrated circuit manufacturer is unwilling or unable to implement our technologies into an integrated circuit that it is producing, we may experience significant delays in generating revenue while we wait for that manufacturer to begin development of a new integrated circuit that may incorporate our technologies. In addition, while the design cycles utilized by integrated circuit manufacturers are typically long, the life cycles of our technologies tend to be short as a result of the rapidly changing technology environment in which we operate. If integrated circuit manufacturers are unable or unwilling to implement technologies we develop into their products, or if they sell fewer products incorporating our technologies, our revenues will be adversely affected. In addition, if integrated circuit manufacturers incorporate our technology in new ways that make reporting or tracking more difficult, it could adversely affect our ability to collect revenues.

Our business is dependent in part on technologies we license from third parties, and these license rights may be inadequate for our business.

Certain of our technologies and products are dependent in part on the licensing and incorporation of technologies from third parties. For example, we have entered into license agreements with MPEG LA pursuant to which we have acquired rights to use in our technologies and products certain MPEG-4 and AVC intellectual property licensed to MPEG LA. Our licensing agreements with MPEG LA grant us sublicenses only to the rights in the relevant intellectual property licensed to MPEG LA. There are other parties who have competing rights to MPEG-4 and AVC intellectual property, and to the extent that the rights of such other parties conflict with or are superior to the rights licensed to MPEG LA, our rights to utilize MPEG-4 or AVC technology in our technologies and products could be challenged. Our license agreement with MPEG LA, under its MPEG-4 Part 2 Visual Patent Portfolio will expire on December 31, 2008. MPEG LA has the right to renew the license agreement for successive terms of five years, upon notice to us.

If the technology we license fails to perform as expected, if key licensors do not continue to support their technology or intellectual property because the licensor has gone out of business or otherwise, if a licensor, such as MPEG LA determines not to renew a license agreement upon expiration or if it is determined that any of our licensors are not entitled to license to us any of the technologies or intellectual property that are subject to our current license agreements, then we may incur substantial costs in replacing the licensed technologies or intellectual property or fall behind in our development schedule while we search for a replacement. In addition, replacement technology may not be available for license on commercially reasonable terms, or at all.

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

We have offices in seven foreign countries as well as sales staff in several others, and we are dedicating a significant portion of our sales efforts in countries outside North America. We are dependent on international sales for a substantial amount of our total revenues. For 2007, 2006 and 2005, our net revenue outside North America comprised 77%, 76% and 78%, respectively, of our total revenues. We expect that international sales will continue to represent a substantial portion of our revenues for the foreseeable future. These future international revenues will depend to a large extent on the continued use and expansion of our technologies in entertainment industries worldwide. Increased worldwide use of our technologies is also an important factor in our future growth.

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

Growth in our revenue over the past several years has been the result, in large part, of the rapid growth in sales of red-laser DVD players incorporating our technologies. For the years 2007, 2006 and 2005, we derived approximately 70%, 72% and 71%, respectively, of our total net revenues from technology licensing to consumer hardware device manufacturers, a majority of which are derived from sales of red-laser DVD players incorporating our technologies. However, as the markets for DVD players mature, we do not expect sales of red-laser DVD players to continue to grow as quickly as they have in the past. To the extent that sales of red-laser DVD players level off or decline, our licensing revenue will be adversely affected. In addition, if new technologies are developed for use with DVDs or new technologies are developed that substantially compete with or replace red-laser DVDs as a dominant medium for consumer video entertainment such as high definition DVD or Blu-ray Disc, and if we are unable to develop and successfully market technologies that are incorporated into or compatible with such new technologies, our ability to generate revenues will be adversely affected.

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

Various national governments have adopted or are in the process of adopting standards for digital television broadcasts, including cable and satellite broadcasts. In the event national governments adopt similar standards for video codecs used in consumer hardware devices, software products or Internet applications, our technology may be excluded from such standards. We have not made any efforts to have our technologies adopted as standards by any national governments, nor do we currently expect that our technologies will be adopted as standards by any national government in the future. If national governments adopt standards that exclude our technologies, we will be required to redesign our technologies to comply with such government standards to allow our products to be utilized in those countries. Costs or potential delays in the development of our technologies and products to comply with such government standards could significantly increase our expenses. In addition, standards-setting organizations are adopting or establishing formal technology standards for use in a wide range of consumer hardware devices, software products and Internet applications. In the past, we have not participated in standards-setting organizations, nor have we sought to have our technologies adopted as industry standards. As such, participants in the consumer hardware or software industries or consumers may elect not to purchase our technologies because they have not been adopted by standards-setting organizations or if a competing technology is adopted as an industry standard.

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

Our online video communities and distribution services and platforms are rapidly evolving and may not prove viable.

Online video distribution is a relatively new enterprise, and successful business models for delivering digital media over the Internet are not fully tested. We have only recently launched our efforts to develop a business centered around online content delivery, and we have recently ceased operation of our Stage6 service, which was our first full-scale direct attempt at this business. We have not scaled any of our other distribution or community services or platforms to a material size. We may fail to develop a viable business model that properly monetizes our technology platforms for online video communities.

Our decision to cease operations of the Stage6 service may result in a negative impact to our brand or to our ability to achieve certain business metrics.

Our decision to shut down the Stage6 service may be viewed unfavorably by users and consumers, who may then opt not to download our software or purchase products or services offered by DivX. The shutdown of Stage6 may result in users and consumers developing unfavorable opinions about our business, which, in turn, may negatively impact our brand image and our business. Additionally, loss of users and consumers could impact the perceived demand for DivX Certified products by our licensees, which could negatively impact our ability to generate revenue. Further, as Stage6 was one service offering through which users developed a desire to download and install our software offerings, we may see slower adoption of our software and a negative impact on our ability to generate revenue from the distribution of third party software, including that from Yahoo!.

We will need to increase the size of our organization, and we may experience difficulties in managing growth.

As of December 31, 2007 we had over 380 full-time employees, including full-time equivalents. We will need to continue to expand our managerial, operational, financial and other resources to manage our business, including our relationships with key customers and licensees. Our current facilities and systems may not be adequate to support this future growth. We may require additional office space to accommodate our growth. Additional office space may not be available on commercially reasonable terms and may result in a disruption of our corporate culture. Our need to effectively manage our operations, growth and various projects requires that we continue to improve our operational, financial and management controls, reporting systems and procedures and to attract and retain sufficient numbers of talented employees. We may be unable to successfully implement these tasks on a larger scale, which could prevent us from executing our business strategy.

We have experienced recent changes in our senior management, which may disrupt our operations.

We have recently experienced several changes in our senior management, including the departure of our former Chief Financial Officer, the appointment of Kevin Hell as our Chief Executive Officer and the addition of Dan L. Halvorson as our Executive Vice President and Chief Financial Officer. In addition, we recently announced that R. Jordan Greenhall, our former Chief Executive Officer, has resigned as an employee of DivX, Inc. In February 2008 Chris Russell resigned as our Chief Technology Officer and we appointed Markus Moenig as our new Chief Technology Officer. We may experience disruptions in our operations as a result of these changes and as the new members of our management team become acclimated to their roles and to our company in general. If we experience any of these disruptions or a loss of management attention to our core business, our operating results could be adversely affected.

Our business, in particular our content distribution offerings and community forums, will suffer if our systems or networks fail, become unavailable or perform poorly so that current or potential users do not have adequate access to our online products and websites.

Our ability to provide our online offerings will depend on the continued operation of our information systems and networks. As our user traffic increases and our products become more complex, we will need more computing power. We have spent, and may again spend, substantial amounts to purchase or lease data centers and equipment and to upgrade our technology and network infrastructure to handle increased traffic on our website and to introduce new technologies and products. These expansions may be expensive and complex and could result in inefficiencies or operational failures. If we do not implement these expansions successfully, or if we experience inefficiencies and operational failures during the implementation, the quality of our technologies and products and our users’ experience could decline. This could damage our reputation and lead us to lose current and potential users, advertisers and content providers.

In addition, significant or repeated reductions in the performance, reliability or availability of our information systems and network infrastructure could harm our ability to provide our content distribution offerings and advertising platforms. We could experience failures in our systems and networks from our failure to adequately maintain and enhance these systems and networks, natural disasters and similar events, power failures, intentional actions to disrupt our systems and networks and many other causes. The vulnerability of our computer and communications infrastructure is increased because it is largely located at facilities in San Diego, California, an area that is at heightened risk of earthquake, wildfires and flood. We are vulnerable to terrorist attacks, fires, power loss, telecommunications failures, computer viruses, computer denial of service attacks or other attempts to harm our systems. Moreover, much of our facilities are located near the landing path of a military base and are subject to risks related to falling debris and aircraft crashes. We do not currently have fully redundant systems or a formal disaster recovery plan, and we may not have adequate business interruption insurance to compensate us for losses that may occur from a system outage.

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

The Child Online Protection Act and the Children’s Online Privacy Protection Act impose civil and criminal penalties on persons distributing material harmful to minors (e.g., obscene material) over the Internet to persons under the age of 17, or collecting personal information from children under the age of 13. We do not knowingly distribute harmful materials to minors, direct our websites or services, to children under the age of 13, or collect personal information from children under the age of 13. However, we are not able to control the ways in which consumers use our technology, and our technology may be used for purposes that violate these laws. The manner in which these Acts may be interpreted and enforced cannot be fully determined, and future legislation similar to these Acts could subject us to potential liability if we were deemed to be non-compliant with such rules and regulations.

We may be subject to market risk and legal liability in connection with the data collection capabilities of our various online services.

Many components of our online services include interactive components that by their very nature require communication between a client and server to operate. To provide better consumer experiences and to operate effectively, we collect certain information from users. Our collection and use of such information may be subject to United States state and federal privacy and data collection laws and regulations, as well as foreign laws such as the EU Data Protection Directive. We post an extensive privacy policy concerning the collection, use and disclosure of user data, including that involved in interactions between our client and server products. Because of the evolving nature of our business and applicable law, our privacy policy may now or in the future fail to comply with applicable law. Any failure by us to comply with our posted privacy policy, any failure by us to conform our privacy policy to changing aspects of our business or applicable law, or any existing or new legislation regarding privacy issues could impact the market for our online video community service, technologies and products and subject us to fines, litigation or other liability.

Improper conduct by users could subject us to claims and compliance costs.

The terms of use and end-user license agreements for our products and services prohibit a broad range of unlawful or undesirable conduct. However, we are unable to block access in all instances to users who are determined to gain access to our products or services for improper motives. Claims may be threatened or brought against us using various legal theories based on the nature and content of information or media that may be created, posted online or generated by our users or the use of our technology. This risk includes actions by our users to copy or distribute third-party content. Investigating and defending any of these types of claims could be expensive, even if the claims do not ultimately result in liability. In addition, we may incur substantial costs to enforce our terms of use or end-user license agreements and to exclude certain users of our services or products who violate such terms of use or end-user license agreements, or who otherwise engage in unlawful or undesirable conduct.

We may be subject to legal liability for the provision of third-party products, services, content or advertising.

We have entered into, and expect to continue to enter into, arrangements for third-party products, services, content or advertising to be offered in connection with our various content distribution offerings. Certain of these arrangements involve the enabling distribution of digital content owned by third parties, which may subject us to third party claims related to such products, services, content or advertising, including defamation, violation of privacy laws, misappropriation of publicity rights, violation of United States federal CAN-SPAM legislation, and infringement of intellectual property rights. We require users of our services to agree to terms of use that prohibit, among other things, the posting of content that violates third party intellectual property rights, or that is obscene, hateful or defamatory. We have implemented procedures to enforce such terms of use on certain of our services, including taking down content that violates our terms of use for which we have received notification, or that we are aware of, and/or blocking access by, or terminating the accounts of, users determined to be repeat violators of our terms of use. Despite these measures, we cannot guarantee that such unauthorized content will not exist on our services, that these procedures will reduce our liability with respect to such unauthorized third party conduct or content, or that we will be able to resolve any disputes that may arise with content providers or users regarding such conduct or content. Our agreements with these parties may not adequately protect us from these potential liabilities. Investigating and defending any of these types of claims is expensive, even if the claims do not result in liability. If any of these claims results in liability, we could be required to pay damages or other penalties.

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

We also intend to sell content over the Internet to consumers throughout the world in conjunction with certain of our service offerings. We intend to comply with applicable tax requirements of certain major tax jurisdictions with respect to such sales. However, we may sell content to consumers located in jurisdictions where we have not evaluated the tax consequences of such sale. If we fail to comply with tax requirements of tax jurisdictions in which we sell content online, we may become liable for substantial costs or penalties.

Inflation and other unfavorable economic conditions may adversely affect our revenues, margins and profitability.

Our consumer software products, as well as the consumer hardware device and software products that contain our technologies, are discretionary purchases for consumers. Consumers are generally more willing to make discretionary purchases during favorable economic conditions. As a result of inflation or other unfavorable economic conditions, including higher interest rates, increased taxation, higher consumer debt levels and lower availability of consumer credit, consumers’ purchases of discretionary items may decline, which could adversely affect our revenues. In addition, while inflation historically has not had a material effect on our operating results, we may experience inflationary conditions in our cost base due to changes in foreign currency exchange rates that reduce the purchasing power of the United States dollar, increases in selling, general and administrative expenses, reduced interest rates for our cash positions, and other factors. These inflationary conditions may harm our margins and profitability if we are unable to increase our license, advertising and content distribution fees or reduce our costs sufficiently to offset the effects of inflation in our cost base. Our attempts to offset the effects of inflation and cost increases through controlling our expenses, passing cost increases on to our licensees, advertisers and partners or any other method may not succeed.

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

Our future success depends in large part upon the continued services of key members of our senior management team. All of our executive officers and key employees are at-will employees, and we do not maintain any key person life insurance policies. The loss of our management or key personnel could seriously harm our ability to execute our business strategy. We also may have to incur significant costs in identifying, hiring, training and retaining replacements for key employees.

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

We recently acquired all of the outstanding shares of MainConcept AG, a leading provider of audio and video codecs and software development kits to the broadcast, film and consumer markets. In early 2007 we acquired all of the assets of a limited liability corporation engaged in developing real-time digital video processing technology for the purposes of producing enhanced video search and discovery services. We expect to continue to evaluate possible additional acquisitions of technologies and businesses on an ongoing basis. Our recent acquisitions, as well as acquisitions in which we may engage in the future, entail numerous operational and financial risks including certain of the following risks:

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

The integration of MainConcept’s technology may be time consuming and expensive, and may disrupt our business. We will need to overcome significant challenges to realize any benefits or synergies from this transaction. These challenges include the timely, efficient and successful execution of a number of post-transaction integration activities, including:

•	integrating MainConcept’s technology;

•	entering markets in which we have limited or no prior experience;

•	successfully completing the development of MainConcept’s technologies;

•	developing commercial products based on those technologies;

•	retaining and assimilating the key personnel of MainConcept;

•	attracting additional customers for products based on MainConcept’s technologies;

•	implementing and maintaining uniform standards, controls, processes, procedures, policies, accounting systems and information systems; and

•	managing expenses of any potential legal liability of MainConcept.

In particular, we may encounter difficulties successfully integrating our operations, technologies, services and personnel with those of MainConcept, and our financial and management resources may be diverted from our existing operations. For example, as a result of our acquisition of MainConcept we have additional offices in Germany, Russia and Japan. Maintaining offices in multiple countries could create a strain on our ability to effectively manage our operations and personnel. In addition, the process of integrating operations and technology could cause an interruption of, or loss of momentum in, the activities of one or more of our businesses and the loss of key personnel. The delays or difficulties encountered in connection with the integration of MainConcept’s technologies could have an adverse effect on our business, results of operations or financial condition. We may not succeed in addressing these risks or any other problems encountered in connection with this transaction. Our inability to successfully integrate the technology and personnel of MainConcept, or any significant delay in achieving integration, including regulatory approval delays, could have a material adverse effect on us and, as a result, on the market price of our common stock.

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

•	develop and grow our community and content distribution platform initiatives;

•	expand our domestic and international sales and marketing activities;

•	increase our product development efforts to advance our existing technologies and products and develop new technologies and products;

•	hire additional personnel;

•	upgrade our operational and financial systems, procedures and controls and continued compliance with Section 404 of the Sarbanes-Oxley Act; and

•	continue to assume the responsibilities of being a public company.

In addition, starting January 1, 2006, we adopted SFAS No. 123(R), Share-Based Payment, which required that we record stock-based compensation charges in connection with our equity compensation for employees. As a result, we expect to continue to record significant expenses in future periods and we will need to generate significant revenue to be profitable in the future.

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

Companies in the technology and entertainment industries own large numbers of patents, copyrights, trademarks and trade secrets and they frequently make claims and commence litigation based on allegations of infringement or other violations of intellectual property rights, including those relating to digital media standards such as MPEG-4, H.264, MP3 and AAC or relating to video or music content. We have faced such claims in the past, we currently face such claims, and we expect to face similar claims in the future. For instance, we have been contacted by third parties regarding the licensing of certain patents characterized by such parties as being essential to the MPEG-4 visual standard. In this regard, AT&T has offered to license us certain patents it claims are essential to MPEG-4 and our products, and while we believe we do not need a license from AT&T for these patents, AT&T may pursue their claims. We have also been contacted by LG Electronics regarding a license to certain patents that LG Electronics owns and claims are related to the MPEG-4 visual standard. LG Electronics is one of our most significant customers in consumer hardware technology licensing and any dispute with LG over intellectual property rights could materially and adversely affect this important commercial relationship. In the event we determine that we need to obtain a license from any third party, we cannot guarantee that we would be able to obtain such license on commercially reasonable terms, if at all. We may be required to develop non-infringing alternative technologies, which could be very time consuming and expensive, and there is no guarantee that we would be successful in developing such technologies. We have also been asked by content owners to stop the display or hosting of copyrighted materials by our users or ourselves through our service offerings, including notices provided to us pursuant to the Digital Millennium Copyright Act. For instance, in the recent past several major motion picture studios, record labels, television networks, and trade associations such as the Recording Industry Association of America and the Motion Picture Association of America have asked us to remove content posted by users of our website which it claims infringe its rights in such content. Among those labels who have asked us to remove content is Universal Music Group, Inc. (“UMG”), who also asserted claims of copyright infringement against us arising from the operation of Stage6, our online video community service. As a result, on September 6, 2007, we filed a lawsuit against UMG seeking a declaratory relief judgment against UMG. UMG responded by filing a lawsuit against us in the Central District of California on October 22, 2007 alleging copyright infringement and seeking monetary damages, and later sought to dismiss or transfer the lawsuit that we initially filed in the United States District Court for the Southern District of California. On February 5, 2008, the Court in the Southern District of California granted UMG’s motion to dismiss the Company’s lawsuit. At this time the parties are waiting for the Court to decide on the Company’s currently pending motion to dismiss UMG’s action in the Central District. Moreover, content providers may claim that we are contributorily or vicariously liable for third parties’ use of our technology or service offerings to infringe the content providers’ copyrights. Users of our services are subject to terms of use that prohibit the posting of content that violates third party intellectual property rights. We have and will promptly respond to legitimate takedown notices or complaints, including but not limited to those submitted pursuant to the Digital Millennium Copyright Act, notifying us that we are providing unauthorized access to copyrighted content by removing such content and/or any links to such content from our websites. Nevertheless, we cannot guarantee that our prompt removal of content, including removal pursuant to the provisions of the Digital Millennium Copyright Act, will prevent disputes with content providers, that infringing content will not exist on our services, or that we will be able to resolve any disputes that may arise with content providers or users regarding such infringing content. Any intellectual property claims, with or without merit, could be time-consuming, expensive to litigate or settle and could divert management resources and attention. An adverse determination could require that we pay damages, block access to certain content, or stop using technologies found to be in violation of a third party’s rights, and could prevent us from offering our technologies, products or certain content to others. To avoid these restrictions, we may be required to seek a license for the technology or content from additional third parties. Such licenses may not be available on reasonable terms, could require us to pay significant royalties and may significantly increase our cost of revenues. The technologies or content also may not be available for license to us at all. As a result, we may be required to develop alternative non-infringing technologies, or license alternative content, which could require significant effort and expense. If we cannot license or develop technologies or content for any infringing aspects of our business, we may be forced to limit our technology or content offerings and may be unable to compete effectively with entities that offer such technology or content. In addition, from time to time we engage in disputes regarding the licensing of our intellectual property rights, including matters related to our royalty rates and other terms of our licensing arrangements. These types of disputes can be asserted by our licensees or prospective licensees or by other third parties as part of negotiations with us or in private actions seeking monetary damages or injunctive relief. Any disputes with our licensees or potential licensees or other third parties could harm our reputation and expose us to additional costs and other liabilities.

We may be unable to adequately protect the proprietary rights in our technologies and products.

We have only two issued patents in the United States and one issued patent in foreign jurisdictions, along with exclusive rights to one additional United States patent, and we generally do not rely upon patents to protect our proprietary rights. In addition, our ability to obtain patent protection for our technologies and products will be limited as a result of the incorporation of aspects of MPEG-4, MP3, and other standards-based technologies into our technologies and products. We license such technologies from third party licensors and do not own any patents relating to such technologies. As a result, we do not have the right to defend perceived infringements of patents relating to such technologies. Moreover, the licensors from which we have acquired the right to incorporate MPEG-4 and MP3 technologies into our products are not the exclusive owners of the patents relating to such technologies. As a result, our licensors must coordinate enforcement efforts with the owners of such patents to protect or defend against infringements of patents relating to such technology, which can be expensive, time consuming and difficult. Any significant impairment of the intellectual property rights relating to the MPEG-4 or MP3 technologies we license for use in our technologies and products could reduce the value of such technologies, which could impair our ability to compete.

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

Some of the products we support and some of our proprietary technologies incorporate open source software such as open source MP3 codecs that may be subject to the Lesser Gnu Public License or other open source licenses. The Lesser Gnu Public License and other open source licenses typically require that source code subject to the license be released or made available to the public. Such open source licenses typically mandate that software developed based on source code that is subject to the open source license, or combined in specific ways with such open source software, become subject to the open source license. We take steps to ensure that proprietary software we do not wish to disclose is not combined with, or does not incorporate, open source software in ways that would require such proprietary software to be subject to an open source license. However, few courts have interpreted the Lesser Gnu Public License or other open source licenses, and the manner in which these licenses may be interpreted and enforced is therefore subject to some uncertainty. We also take steps to disclose any source code for which disclosure is required under an open source license, but it is possible that we have or will make mistakes in doing so, which could negatively impact our brand or our adoption in the community, or could expose use to additional liability. In addition, we rely on multiple software programmers to design our proprietary products and technologies. Although we take steps to ensure that our programmers do not include open source software in products and technologies we intend to keep proprietary, we do not exercise complete control over the development efforts of our programmers and we cannot be certain that our programmers have not incorporated open source software into products and technologies we intend to keep proprietary. In the event that portions of our proprietary technology are determined to be subject to an open source license, or are intentionally released under an open source license, we could be required to publicly release the relevant portions of our source code, which could reduce or eliminate our ability to commercialize our products and technologies. Also, in relying on multiple software programmers to design products and technologies that we intend, or ultimately end up releasing in the open source community, we may discover that one or multiple such programmers have included code or language that would be embarrassing to the company, which could negatively impact our brand or our adoption in the community, or could expose use to additional liability.

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

As of February 29, 2008, we had 34,894,369 shares of common stock outstanding, excluding 89,497 shares subject to repurchase. As a result of our relatively small public float, our common stock may be less liquid than the stock of companies with broader public ownership. Among other things, trading of a relatively small volume of our common stock may have a greater impact on the trading price for our shares than would be the case if our public float were larger. We have recently announced a planned buy-back of up to $20 million of our common stock, which may impact the liquidity of our common stock.

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

Ensuring that we have adequate internal financial and accounting controls and procedures in place to help ensure that we can produce accurate financial statements on a timely basis is a costly and time-consuming effort that needs to be re-evaluated frequently. We periodically document, review and, where appropriate, improve our internal controls and procedures for compliance with Section 404 of the Sarbanes-Oxley Act, which requires annual management assessments of the effectiveness of our internal controls over financial reporting and a report by our independent auditors addressing these assessments. Both we and our independent auditors periodically test our internal controls in connection with the Section 404 requirements and could, as part of that documentation and testing, identify material weaknesses, significant deficiencies or other areas for further attention or improvement. Our networks are vulnerable to security risks and hacker attacks, which may affect our ability to maintain effective internal controls as contemplated by Section 404. Implementing any appropriate changes to our internal controls may require specific compliance training for our directors, officers and employees, entail substantial costs to modify our existing accounting systems, and take a significant period of time to complete. Such changes may not, however, be effective in maintaining the adequacy of our internal controls, and any failure to maintain that adequacy, or consequent inability to produce accurate financial statements on a timely basis, could increase our operating costs and could materially impair our ability to operate our business. In addition, disclosure regarding our internal controls or investors’ perceptions that our internal controls are inadequate or that we are unable to produce accurate financial statements may adversely affect our stock price.

For example, in connection with our financial statement close process and our acquisition integration efforts, we identified several control deficiencies at a company we acquired in 2007 whose operations are primarily foreign. Specifically, there were deficiencies in revenue recognition and the availability of a sufficiently trained workforce in the accounting organization. Ernst & Young LLP, in connection with their audit for the year ended December 31, 2007, also identified control deficiencies in the revenue recognition and financial statement close processes at this same acquired company. These deficiencies could rise to the level of one or more material weaknesses once the evaluation of these controls has been completed. We are in the process of implementing a number of measures to remedy these deficiencies including the addition of qualified personnel. We believe the new controls and procedures will address the deficiencies identified. The evaluation of these controls is expected to be completed subsequent to the date of this report and will be included in our report on internal control over financial reporting for the year ending December 31, 2008. We plan to continue to monitor the effectiveness of the acquired company’s controls, including the operating effectiveness of the newly implemented measures and plan to take further action, as appropriate.

Future sales of our common stock may cause our stock price to decline.

As of February 29, 2008, there were 34,894,369 shares of our common stock outstanding. Excluding 89,497 shares subject to repurchase, substantially all of these shares are eligible for sale in the public market, although as of February 29, 2008, 3,953,571 of these shares were held by directors, executive officers and other affiliates and will be subject to volume limitations under Rule 144. In addition, as of February 29, 2008 we had outstanding warrants to purchase up to 175,000 shares of common stock that, if exercised, will result in these additional shares becoming available for sale. A large portion of these shares and warrants are held by a small number of persons and investment funds. Sales by these stockholders or warrantholders of a substantial number of shares could significantly reduce the market price of our common stock. Moreover, the holders of 6,822,738 shares of common stock at February 29, 2008 have rights, subject to some conditions, to require us to file registration statements covering the shares they currently hold or to include these shares in registration statements that we may file for ourselves or other stockholders.

As of February 29, 2008, an aggregate of approximately 8,590,755 shares of our common stock were reserved for future issuance under our 2000 Stock Option Plan, or 2000 Plan, our 2006 Equity Incentive Plan, or 2006 Plan, and our 2006 Employee Stock Purchase Plan, or 2006 Purchase Plan and the share reserve under our 2006 Plan and our 2006 Purchase Plan are subject to automatic annual increases in accordance with the terms of the plans. These shares can be freely sold in the public market upon issuance. If a large number of these shares are sold in the public market, the sales could reduce the trading price of our common stock and impede our ability to raise future capital.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties

We lease approximately 47,000 square feet of space for our headquarters in San Diego, California under an agreement that expires in March 2009. We also lease offices in Aachen, Germany, Tomsk, Russia, and in various other cities throughout the world. Further, we have executed a lease for approximately 30,000 square feet of additional space in San Diego that expires in July 2008, which we do not intend to renew. We are currently exploring alternatives to replace this space.

Item 3. Legal Proceedings

On September 6, 2007, we filed a lawsuit seeking a declaratory relief judgment against Universal Music Group, Inc. and related entities (“UMG”) in the United States District Court for the Southern District of California. In the lawsuit we alleged that UMG has asserted claims of copyright infringement against us arising from the operation of Stage6, our online video community service. We further alleged that UMG claimed that the Digital Millennium Copyright Act, including without limitation its notice-and-takedown procedures, was inapplicable to the activities of Stage6. We asked that the court declare that we are not liable to UMG for copyright infringement based upon the operation of Stage6 or in the alternative that any potential liability is barred by provisions of the Digital Millennium Copyright Act. UMG responded by filing a lawsuit against us in the Central District of California on October 22, 2007 alleging copyright infringement and seeking monetary damages, and later sought to dismiss or transfer the lawsuit that we initially filed in the United States District Court for the Southern District of California. On February 5, 2008, the Court in the Southern District of California granted UMG’s motion to dismiss the Company’s lawsuit. At this time, the parties are waiting for the Court to decide on the Company’s currently pending motion to dismiss UMG’s action in the Central District. The Company believes it has meritorious defenses to UMG’s claims and will assert them vigorously, but litigation is inherently uncertain and there can be no guarantee that we will prevail or that the litigation will not have material adverse consequences for the Company; an unfavorable resolution of these proceedings could materially affect our future operating results or financial conditions in particular periods.

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

No matters were submitted to a vote of our security holders during the fourth quarter of 2007.

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed on the Nasdaq Global Market under the symbol “DIVX”. As of February 29, 2008, there were approximately 177 shareholders of record. We believe that the number of beneficial owners is substantially greater than the number of record holders because a large portion of our common stock is held of record through brokerage firms in “street name.”

We have not paid any cash dividends on our common stock and do not anticipate paying any cash dividends in the foreseeable future. The high and low sales prices of our common stock from September 21, 2006, the date of our initial public offering, through December 31, 2007 were as follows:

	Sales Prices
	High	Low
2007:
Fourth Quarter	$18.63	$11.98
Third Quarter	15.60	12.61
Second Quarter	23.30	13.95
First Quarter	24.24	18.64

2006:
Fourth Quarter	$31.89	$20.18
Third Quarter	25.21	16.00

The above quotations reflect inter-dealer prices, without retail markup, markdown or commission and may not necessarily represent actual transactions.

Purchases of Equity Securities by the Company

Pursuant to the terms of our 2000 Plan, options may typically be exercised prior to vesting. We have the right to repurchase unvested shares from our employees and consultants upon their termination, and it is generally our policy to do so. The following table provides information with respect to purchases made by us of shares of our common stock during the three month period ended December 31, 2007:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Value Paid by Company
October 1, 2007 through October 31, 2007	147	$1.86	$159
November 1, 2007 through November 30, 2007	1,844	1.40	1,625
December 1, 2007 through December 31, 2007	1,105	1.06	958

(1)	All shares were originally purchased from us by employees and consultants pursuant to exercises of unvested stock options. During the months listed above, we routinely repurchased the shares from our employees and consultants upon their termination of employment pursuant to our right to repurchase unvested shares at the original exercise price under the terms of our Stock Plans and the related stock option agreements.

Stock Performance Graph

The following stock performance graph and related information shall not be deemed “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act or Exchange Act, except to the extent that we specifically incorporate it by reference into such filing.

The following stock performance graph compares total stockholder returns for DivX, Inc. from the date of our initial public offering through December 31, 2007 against the Russell 2000 Index and a peer group comprising DTS, Inc., Dolby Laboratories, Inc., RealNetworks, Inc., Adobe Systems Incorporated, and Google Inc., assuming a $100 investment made on September 22, 2006. Each of the two comparative measures of cumulative total return assumes reinvestment of dividends. The stock performance shown on the graph below is not necessarily indicative of future price performance.

*	$100 invested on 9/22/06 in stock or index-including reinvestment of dividends.

Fiscal year ending December 31.

Sale of Unregistered Securities

In December 2007, in connection with the execution of a format approval agreement with Sony Pictures Television, we issued warrants to purchase 100,000 shares of our common stock at an exercise price of $16.14 per share that were not registered under the Securities Act of 1933, as amended. These warrants were issued in reliance upon the exemption from registration provided in Section 4(2) of the Securities Act of 1933, as amended, and/or Regulation D promulgated thereunder.

Use of Proceeds

Our initial public offering of common stock was effected through a Registration Statement on Form S-1 (File No. 333-133855) that was declared effective by the SEC on September 21, 2006. The Registration Statement covered the offer and sale by us of 7,461,538 shares of our common stock, which we sold to the public on September 27, 2006 at a price of $16.00 per share. Our initial public offering resulted in aggregate proceeds to us of approximately $108.2 million, net of underwriting discounts and commissions of approximately $8.4 million and offering expenses of approximately $2.8 million.

During the quarter ended December 31, 2007, we used $20.4 million of the proceeds from our initial public offering in connection with our acquisition of all of the outstanding shares of MainConcept, $1.5 million to purchase additional property and equipment to support our ongoing operations and $3.5 million to fund the operational expenses of our Stage6 service. Such proceeds were used to make direct payments to third parties who were not our officers or directors (or their associates), persons owning ten percent or more of any class of our equity securities, or any other affiliate. The remaining $82.8 million of proceeds from our initial public offering are invested in auction rate securities, government agency and corporate debt securities and money market funds.

Item 6. Selected Financial Data

The following selected financial data has been derived from our audited consolidated financial statements and the related notes. This information should be read in conjunction with Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and with our consolidated financial statements and the related notes set forth at the pages indicated in Item 15(a)(1) of this Report.

	Fiscal Year
	2003	2004	2005	2006	2007
	(in thousands, except per share amounts)
Income Statement Data:
Net revenues	$7,746	$16,351	$33,047	$59,325	$84,862
Gross profit	5,846	12,849	29,391	55,337	80,383
(Loss) income from operations	(3,643)	(3,925)	3,134	14,013	357
(Loss) income before income taxes	(3,732)	(3,970)	3,357	17,002	8,234
Net (loss) income	(3,933)	(4,343)	2,295	16,440	9,208
Net (loss) income per share(1):
Basic	$(0.90)	$(0.82)	$—	$0.70	$0.27
Diluted	$(0.90)	$(0.82)	$—	$0.61	$0.26
Balance Sheet Data:
Cash, cash equivalents and short-term investments	$607	$6,934	$25,035	$148,641	$141,035
Working capital (deficit)	(3,296)	2,147	22,348	147,019	138,410
Total assets	2,787	13,680	33,164	164,386	200,888
Long-term debt, inclusive of current portion	1,496	1,992	1,265	502	153
Stockholders’ equity	(2,626)	2,886	6,185	150,911	175,440

(1)	See Note 1 of Notes to Consolidated Financial Statements for an explanation of shares used in computing net income per share.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussions and analysis of our financial condition and results of our operations in conjunction with our consolidated financial statements and the notes to those statements included elsewhere in this Annual Report. This discussion contains forward-looking statements reflecting our current expectations that involve risks and uncertainties. Our actual results and the timing of events may differ materially from those contained in these forward-looking statements due to a number of factors, including those discussed in Item 1.A—“Risk Factors,” and elsewhere in this Annual Report.

Overview

We create products and services designed to improve the experience of media. Our long-term goal is to allow creators to have the ability to capture their content in the DivX format using any device or software of their choosing and to allow consumers of such content to playback and interact with it on any device or platform.

In 2000, the first step towards our goal was to build and release a high-quality video compression-decompression software library, or codec, to enable distribution of media across the Internet and through recordable media. As a result, we created the DivX codec, which has been actively sought out and downloaded by consumers over 250 million times, including over 80 million times during the last twelve months. These downloads include those for which we receive revenue as well as free downloads, such as limited-time trial versions, and downloads provided as upgrades to existing end users of our products. After the significant grass-roots adoption of our codec, the next step towards our goal was to license similar technology to consumer hardware device manufacturers and certify their products to ensure the interoperable support of DivX-encoded content. Through December 31, 2007, over 100 million DivX Certified hardware devices have been shipped worldwide. Our customers include major consumer video hardware original equipment manufacturers. We are entitled to receive a royalty and/or license fee for DivX Certified devices that our customers ship. In addition to technology licensing to consumer hardware device manufacturers, we currently generate revenue from software licensing and related support, advertising and content distribution.

Complementing our organic growth since 2000, in November 2007, we acquired MainConcept AG (“MainConcept”), a leading provider of H.264 and other high-quality video codecs and technologies for the broadcast, film, consumer electronics and computer software markets. Through integration, we expect to realize additional opportunities both in our core markets and in related emerging markets that will help advance our long-term goal.

Our next steps, which we have begun working toward, are to bring together the millions of DivX consumers with content creators both large and small to build communities around media, including through the development and licensing of media distribution platforms and services for the Internet and consumer electronics devices. We are optimistic about the future and believe the opportunity for DivX is only beginning to be realized.

Sources of revenues

We have four revenue streams. Three of these revenue streams are derived from our technologies, including technology licensing to producers of consumer hardware devices, licensing to independent software vendors and consumers, and providing services related to digital media distribution over the Internet. Additionally, we derive revenues from advertising and distributing third-party products on our website.

Our technology licensing revenues from consumer hardware device manufacturers comprise the majority of our total revenues and are derived primarily from royalties and/or license fees received from original equipment manufacturers, although related revenues are derived from other members of the consumer hardware device supply chain. We license our technologies to original equipment manufacturers, allowing them to build support of DivX technologies into their consumer hardware devices. In the majority of cases, original equipment manufacturers pay us a per unit fee for each DivX Certified device they sell. Our license agreements with original equipment manufacturers typically range from one to two years, and may include the payment of initial fees, volume-based royalties and minimum guaranteed volume levels. To ensure high-quality support of the DivX media format in finished consumer products, we also license our technologies to companies who create the major components in consumer hardware devices. These companies include integrated circuit manufacturers who supply integrated circuits, and original design manufacturers who create reference designs, for DVD players, digital still cameras and the other consumer hardware devices distributed by our licensee original equipment manufacturers. Because royalties are generated by the shipment volumes of our consumer hardware device customers, and because sales by consumer hardware device manufacturers are highly seasonal, we expect revenues relating to consumer hardware devices to be highly seasonal, with our second quarter revenues in any given calendar year being generally lower than any other quarter in that calendar year.

We license our technologies to independent software vendors that incorporate our technologies into software applications for computers and other consumer hardware devices. An independent software vendor typically pays us an initial license fee, in addition to per-unit royalties based on the number of products sold that include our technology. We also license our technologies directly to consumers through several software bundles. We make certain software bundles available free of charge from our website. These bundles incorporate a version of our codec technology, and allow consumers to play and create content in the DivX format. We also make available from our website an enhanced version of our free software bundles, including additional features that increase the quality and control of DivX media playback and creation. These enhanced versions are available free of charge for a limited trial period, which is generally 15 days. At the end of the trial period, our users are invited to purchase a license to one or more components of the enhanced bundle by making a one time payment to us. If they choose not to do so, they still enjoy playback and creation functionality equivalent to our free software bundle. We believe that downloads of this software benefit our business both directly and indirectly. Our business benefits directly from increased revenues when the user downloads a for-pay version. Our business benefits indirectly when free or trial versions are downloaded, as we believe such downloads increase our installed base and therefore the demand for consumer hardware devices that contain our technologies.

We derive revenue from advertisements or third party software applications that we embed in or include with the software packages we offer to consumers. For example, through most of 2007, we had agreed with Google to include and distribute the Mozilla Firefox Browser and certain Google software products with our software products. Google paid us fees based on the number of downloads or activations of the included software by consumers. This agreement expired on November 30, 2007. Payments earned under the Google agreement accounted for approximately 15%, 18% and 17% of our total net revenue in fiscal years 2005, 2006 and 2007, respectively.

Beginning in November 2007, we switched from distribution of the Google software, to instead include and distribute a co-branded Yahoo! toolbar and Internet Explorer browser with our software products. Yahoo! pays us fees based on the number of certain distributions or installations of the Yahoo! software by consumers. Yahoo! may terminate the agreement, or the revenue we derive for such periods will be reduced, if we fail to achieve certain minimum distribution volumes or certain minimum installations of the Yahoo! software for specific periods described in the agreement. This agreement expires on December 31, 2009, and Yahoo! is under no obligation to renew this agreement.

We derive revenue by acting as an application service provider for third party owners of digital video content. We provide encoding, content storage and distribution services to these third parties in exchange for a percentage of the revenue they receive from sales of digital content to consumers. We also derive revenues by encoding third-party content into the DivX format to allow such content to be delivered more efficiently via the Internet. Revenues for digital media distribution and other services have declined slightly for each of the last three years. In the third quarter of 2006, we reported our first instance of revenue related to content distribution arrangements with consumer hardware OEMs who pay us a fee for each copy of DivX-encoded content that is encoded on physical media and bundled with their consumer hardware products. If our content licensing arrangements with consumer hardware OEMs or our online video community services are successful, our digital media distribution revenues may increase in future periods.

A small number of customers account for a significant percentage of our revenues. In 2007, Google and LG Electronics accounted for 19% and 10%, respectively, of our revenues. In 2006, Google and LG Electronics accounted for 20% and 10%, respectively, of our revenues. In 2005, Google and Philips accounted for 15% and 13%, respectively, of our revenues.

We are a global company with a broad, geographically diverse market presence. We have offices in six countries, and our hardware and software products are distributed in over 150 countries and territories. We have historically generated a substantial amount of our revenues from international sales, which have grown to represent an increasingly large percentage of our overall revenues. For the years ended December 31, 2007, 2006 and 2005, our revenues outside North America comprised 77%, 76% and 78%, respectively, of our total revenues. A large portion of our total revenues come from licensing our technologies to consumer hardware device manufacturers, most of whom are located outside of North America.

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

Selling, general and administrative

The majority of selling, general and administrative expenses consists of employee compensation costs. Selling, general and administrative expense also includes marketing expenses, business travel costs, trade show costs, outside consulting fees and allocable overhead. Our headcount for selling, general, and administrative related personnel, including employees and outside contractors increased by 66 from 139 as of December 31, 2006 to 205 as of December 31, 2007, in part as a result of our acquisition of MainConcept. We intend to hire additional employees and outside contractors for our sales and marketing staff and to increase our selling and marketing budget in the future as we attempt to continue to raise awareness of our products and services.

Product development

The majority of product development expenses consist of employee compensation for personnel responsible for the development of new technologies and products. Our headcount for product development related personnel, including employees and outside contractors increased by 59 from 125 as of December 31, 2006 to 184 as of December 31, 2007. 56 of those 59 employees were added as a result of our acquisition of MainConcept on November 14, 2007. Product development expense also includes bandwidth expenses, depreciation of computer and related equipment, software license fees and allocable overhead. We expect to increase our product development expenses in absolute dollars as we continue to invest in the development of our products and services. While we expect to continue to hire additional employees to meet our business needs, if permanent employees are not available for hire, we intend to use outside contractors to fulfill our labor needs when and as required to accomplish our operating goals.

Opportunities, challenges and risks

Our technology licensing revenues from consumer hardware device manufacturers have been primarily dependent upon our licensees’ sales of DVD players that incorporate our technologies. Revenue from technology licensing to consumer hardware device manufacturers increased by 82% from 2005 to 2006, and by 41% from 2006 to 2007. We do not expect our revenue growth rates attributable to DVD player sales to remain as high as they have been in recent years as the markets for DVD players mature. Because our technologies are embedded in DVD players, our licensing revenue is subject to fluctuations based on consumer demand for these products. We actively promote the incorporation of our video compression technologies for use in other consumer products such as digital still cameras, portable media players and DVD recorders, but there is no assurance we will receive material royalties on sales of these products in the future. If sales of DVD players that incorporate our technologies do not continue to grow, or if our technologies are displaced from these devices by competing technologies, our revenue would be adversely affected.

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

One or a small number of our licensees generally represents a significant percentage of our technology licensing revenues. For example, in the fiscal years 2006 and 2007, LG Electronics accounted for approximately 10% each year of our total net revenues. A reduction in these sales or a loss of one or more of our key licensees would adversely affect our licensing revenues.

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

During 2005, 2006 and 2007, a significant portion of our revenues was generated from our agreement with Google. In November of 2007, our agreement with Google expired. Revenues under the Google software distribution and promotion agreement represented approximately 15%, 18% and 17% of our total net revenues in the fiscal years 2005, 2006 and 2007, respectively. In September 2007, we entered into a two year global agreement with Yahoo! to offer consumers who download DivX video software tools a co-branded version of the Yahoo! Toolbar and Internet Explorer 7 optimized for Yahoo! Under this agreement, Yahoo! pays us fees for meeting certain monthly distribution volumes related to our offering of Yahoo! software to consumers. We anticipate that the revenues generated under the Yahoo! agreement will continue to be a significant percentage of our revenues. However, any decline in the distribution volume of our products or market saturation of Yahoo! products could result in a decrease in revenue under this agreement. If we fail to achieve certain minimum distribution commitments for specific periods described in the agreement, Yahoo! may terminate the agreement. This agreement expires on December 31, 2009 and Yahoo! is under no obligation to renew this agreement. If, upon the expiration of our agreement with Yahoo!, we fail to enter into a new agreement with Yahoo! or a similar partner on substantially the same or more favorable terms, our revenues would significantly decrease.

Beginning in the first quarter of 2006, we adopted SFAS No. 123R, Share-Based Payment, or SFAS 123R, which requires that we record stock-based compensation charges in connection with our equity compensation for employees. As a result of the recognition of additional stock based compensation expense we experienced a reduction in net income of approximately $7.4 million and $1.9 million for the fiscal year ended December 31, 2007 and 2006, respectively, and expect to continue to record significant additional stock-based compensation expenses in future periods, which will adversely affect our operating results.

Acquisitions

In March 2006 we acquired all of the assets of Corporate Green, a general partnership that developed an online community platform but had not commenced its principal operations and had not generated any revenue through the date of the acquisition. The total purchase price for the acquisition was valued at $659,000 and consisted of $431,000 in cash and 34,824 fully vested shares of our common stock, valued at $228,000. The entire purchase price was recorded as intangible assets and was being amortized to product development expense over their estimated useful lives of 1.25 years. Amortization of intangible assets from the Corporate Green acquisition in 2007 and 2006 was $252,000 and $407,000, respectively. In addition to the purchase price, we issued the former partners of Corporate Green 69,651 restricted shares of our common stock which vested upon the occurrence of certain events. Upon the earlier of December 31, 2006, March 31, 2007 and June 30, 2007 and the occurrence of certain performance milestones, and subject, in the case of the latter two events, to continued employment with us, we paid an aggregate of $104,000, $104,000 and $31,000, respectively, in cash to the three former Corporate Green partners. At December 31, 2007, all milestones had been completed, the associated restricted shares of common stock had vested, and the milestone payments had been paid. These deferred cash payments and the restricted stock were recorded as compensation expense in the period in which they were earned.

In May 2007, we made an equity investment in deviantART, Inc., or deviantART, a private corporation that aggregates and distributes art via its web community and facilitates an open forum where artists can exhibit their artwork and build community around that art in an effort to drive commerce. Our investment consisted of $3.5 million cash for which we received certain shares of deviantART’s Series A Preferred Stock. As further consideration for our investment, we entered into an advertising and marketing agreement with deviantART. We have allocated approximately $650,000 of the investment to the advertising and marketing agreement, based on its estimated fair value, and the remaining $2.9 million is being carried as an investment. The value allocated to the advertising and marketing agreement is being amortized ratably over the period in which the services are being rendered: October 2007 through March 2009. As our ownership is less than 20%, the investment has been accounted for using the cost basis, and will periodically be reviewed for impairment. The investment and the long-term portion of the advertising and marketing agreement are included in other assets on the consolidated balance sheet. The current portion of the advertising and marketing agreement is included in prepaid expenses on the consolidated balance sheets.

In July 2007, we acquired all of the assets of Veatros, L.L.C., or Veatros, a limited liability company engaged in real-time digital video processing for the purposes of producing enhanced video search and discovery services. At the time of acquisition, the operations of Veatros had been wound down and no development projects were in-process. The acquisition was accounted for as an acquisition of assets in accordance with Emerging Issues Task Force Issue No. 98-3, Determining Whether a Nonmonetary Transaction Involves Receipt of Productive Assets or of a Business. The total purchase price for the acquisition is up to $4.3 million comprised of an initial upfront cash payment of $2.0 million, which we made in July 2007, and subsequent cash payments up to $2.3 million upon the achievement of certain technology related milestones. We did not acquire any tangible assets or assume any liabilities as a result of the acquisition. We allocated the initial cash payment of $2.0 million, along with the first two milestones of $1.0 million, and $31,000 of acquisition related costs, for total purchase consideration of approximately $3.0 million to the one identifiable intangible asset, a patented technology license. The asset is being amortized over the remaining life of the patented technology license, approximately 8 years. In July 2007, subsequent to the asset purchase, our board of directors approved a plan to separate our Stage6 operations into a separate private entity, and in 2008 Stage6 was shut down. As a significant portion of the benefit from the acquired patented technology license was originally ascribed to Stage6 future activities, we evaluated the intangible asset for impairment as of December 31, 2007 in accordance with Statement of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets based on the projected benefits solely attributable to our core consumer electronics business. Based on our revised forecasts excluding the Stage6 future activities and discounting the cash flows attributable to our core consumer electronics business, we concluded that the carrying amount of the asset was not fully recoverable and an impairment charge of approximately $3.0 million was recorded in 2007 in the consolidated statements of income, as the acquired patented technology license was considered to have a recoverable value of approximately $60,000.

In November 2007, we acquired MainConcept, a German-based provider of audio and video codec technology. In exchange for all outstanding shares of MainConcept’s capital stock, we paid approximately $22.6 million. The total purchase price, including acquisition costs of $200,000, was $16.4 million in cash, 88,940 shares of our common stock, which were valued at approximately $1.6 million as of the date of the transaction, and outstanding loans extended to MainConcept by one of its shareholders that we also purchased for an aggregate of approximately $4.4 million. The purchase price included approximately $3.0 million of net tangible liabilities assumed at acquisition. The excess of the purchase price over the fair value of identifiable net tangible liabilities acquired amounted to $25.6 million, of which $14.6 million was preliminarily allocated to identifiable intangible assets and $11.0 million was preliminarily allocated to goodwill. The identifiable intangible assets will be amortized over the remaining useful lives of two to seven years. The acquisition was not considered material to our financial position at the date of acquisition. In addition, the purchase agreement provides for additional payments of up to approximately $5.6 million upon the achievement by MainConcept of certain product development goals and certain financial milestones during 2008. If additional payments are made, the consideration will be recorded as additional purchase price and allocated to goodwill.

Critical accounting policies

This discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States, or U.S. GAAP. The preparation of these financial statements in accordance with U.S. GAAP requires us to use accounting policies and make certain estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingencies as of the date of the financial statements and the reported amounts of revenue and expenses during a fiscal period. We consider an accounting policy to be critical if it is important to our financial condition and results of operations, and if it requires significant judgment and estimates on the part of management in its application. We have discussed the selection and development of the critical accounting policies with the audit committee of our board of directors, and the audit committee has reviewed our related disclosures. Although we believe that our judgments and estimates are appropriate and reasonable, actual results may differ from those estimates.

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

Revenue recognition

We evaluate revenue recognition for transactions to sell products and services and to license technology using the criteria set forth by the Securities Exchange Commission in Staff Accounting Bulletin No. 104, Revenue Recognition, or SAB No. 104. SAB No. 104 states that revenue is recognized when each of the following criteria is met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the seller’s price to the buyer is fixed or determinable and collectibility is reasonably assured. In accordance with Emerging Issues Task Force, or EITF, Issue No. 00-21, revenue from multiple-element arrangements is allocated among separate elements based on their relative fair values, provided the elements have value on a stand-alone basis, there is objective and reliable evidence of fair value, the arrangement does not include a general right of return relative to the delivered item and delivery or performance of the undelivered item(s) is considered probable and substantially in our control. The maximum revenue recognized on a delivered element is limited to the amount that is not contingent upon the delivery of additional items.

Our licensing revenue is primarily derived from royalties and/or license fees paid to us by licensees of our intellectual property rights. Revenue in such transactions is recognized during the period in which such customers report to us the number of royalty-eligible units that they have shipped. Revenue from guaranteed minimum-royalty licenses is recognizable upon delivery of the technology license when no further obligations of the Company exist. Certain of our license agreements provide for royalties based on our estimations of the volumes of certain units consumer hardware device manufacturers are estimated to ship during a given term for which we recognize revenue over the term of the contractual agreement. In certain guaranteed minimum-royalty licenses and license agreements based on volume estimates, we enter into extended payment programs with customers. Revenue related to such extended payment programs is recognized at the earlier of when cash is received or when periodic payments become due to us. If we receive non-refundable advance payments from licensees that are allocable to future contract period or could be creditable against other obligations of the licensee to us, the recognition of the related revenue is deferred until such future period or creditable obligation lapses. Royalties and other license fees are recorded net of reserves for estimated losses, and are recognized when all revenue recognition criteria have been met. We make judgments as to whether collectibility can be reasonably assured based on the licensee’s recent payment history unless significant and persuasive evidence exists that the customer is creditworthy. In the absence of a favorable collection history or significant and persuasive evidence that the customer is creditworthy, we recognize revenue upon receipt of cash, provided that all other revenue recognition criteria have been met.

We have entered into a contractual relationship to license technology to a customer and we also obtained format approval for which we provided consideration to a related customer. In situations where we do not receive an identifiable benefit that is sufficiently separable from our customers purchase of our products or where we cannot reasonably estimate the fair value of the products or services we are purchasing, we record the consideration provided to our customers as an offset to revenues in accordance with EITF Issue No. 01-9, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products).

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

We record revenue net of allowances for uncollectible sales. Revenue is recorded net of allowances for uncollectible sales. We continually monitor customer payment performance and maintain a reserve for estimated amounts that may be uncollectible. In determining our reserve, we evaluate the collectibility of our accounts receivable based upon a variety of factors. Generally, in cases where the customer is new and has an undemonstrated ability to pay, we delay recognition of the revenue until such time as the new customer has paid unless significant and persuasive evidence exists that the customer is creditworthy. In cases where we are aware of circumstances that may impair a specific customer’s ability to meet its financial obligations, despite the customer’s payment history, we record a specific allowance against amounts due and thereby reduce the net recognized receivable to the amount reasonably believed to be collectible. For all other customers, we recognize allowances for uncollectible sales based on our actual historical write-off experience in conjunction with the length of time the receivables are past due, customer creditworthiness, geographic risk and the current business environment. Actual future losses from uncollectible accounts may differ from our estimates and may materially affect our consolidated statements of income and our financial condition.

Accounting for income taxes

In preparing our financial statements we are required to make estimates and judgments that affect our accounting for income taxes. This process includes estimating current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax- and financial-accounting purposes. These differences, including differences in the timing of recognition of stock-based compensation expense, result in deferred tax assets and liabilities. We also assess the likelihood that our deferred tax assets will be recovered from future taxable income and, to the extent we believe recovery to be more-likely-than-not, we have established a valuation allowance. Significant judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and any valuation allowance against our net deferred tax assets. Our financial position and results of operations may be materially impacted if actual results significantly differ from these estimates or the estimates are adjusted in future periods.

We adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes an interpretation of FASB Statement No. 109, or FIN 48, on January 1, 2007. FIN 48 clarifies the accounting for uncertain income tax positions recognized in an enterprise’s financial statements in accordance with Statement SFAS No. 109, “Accounting for Income Taxes.” It provides that a company should use a more-likely-than-not recognition threshold based on the technical merits of the income tax position taken. Income tax positions that meet the more-likely-than-not recognition threshold should be measured in order to determine the tax benefit to be recognized in the financial statements. As a result of adoption of FIN 48, we recorded a tax liability of $2.4 million related to research and development credits and a reduction in retained earnings of the same amount for certain research and development credits that the Company could not conclude it was more likely than not that the benefits would be realized. During the fourth quarter of 2007, we finalized our Section 382/383 limitation analysis and completed our documentation process to support our research and development credits previously reserved under the adoption of FIN 48. After we completed the documentation process, we determined that it was more likely than not that approximately $1.7 million of the tax benefits for the research and development credits should be recognized and accordingly, we recorded a reduction to our reserve of $1.7 million and a corresponding decrease in current income tax expense during the fourth quarter of fiscal 2007.

Stock-based compensation

Prior to January 1, 2006, we accounted for employee stock-based compensation in accordance with the provisions of Accounting Principles Board Opinion 25, Accounting for Stock Issued to Employees, or APB 25, and Financial Accounting Standards Board Interpretation, or FIN No. 44, Accounting for Certain Transactions Involving Stock Compensation—an Interpretation of APB 25, and complied with the disclosure provisions of SFAS 123, Accounting for Stock Based Compensation, and related SFAS No. 148, Accounting for Stock-Based Compensation—Transaction and Disclosure. Under APB 25, compensation expense is based on the difference, if any, on the date of the grant, between the fair value of our stock and the exercise price of the option. We amortized deferred stock-based compensation using the straight-line method over the vesting period.

For non-employees, we account for stock-based compensation in accordance with EITF Issue No. 96-18, Accounting Recognition for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods for Services. Equity instruments awarded to non-employees are periodically remeasured as the underlying awards vest unless the instruments are fully vested, immediately exercisable and nonforfeitable on date of grant.

Prior to our initial public offering in September 2006, we granted stock options to purchase common stock to employees with exercise prices equal to the value of the underlying stock, as determined by the board of directors on the date the equity award was granted. Our board of directors had determined the fair value of the our common stock based on several factors, including but not limited to, historical and projected financial results, the risks we faced at the time, the preferences of our preferred stockholders and the lack of liquidity of our common stock.

In 2006, we adopted SFAS No. 123R, Share-Based Payment, or SFAS 123R, which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements as compensation expense over the vesting period based on their grant date fair values and does not allow the previously permitted pro forma disclosure-only method as an alternative to financial statement recognition. SFAS 123R supersedes APB 25 and related interpretations and amends SFAS No. 95, Statement of Cash Flows. We adopted SFAS 123R effective January 1, 2006, prospectively for new equity awards issued subsequent to January 1, 2006. As we utilized the minimum value method prior to January 1, 2006, pursuant to SFAS 123R we will continue to recognize compensation expense relating to unvested awards issued prior to January 1, 2006 using APB 25 which is the same accounting principle originally applied to those awards.

In connection with the adoption of SFAS 123R, we reviewed and updated, among other things, our forfeiture rate, expected term and volatility assumptions. The weighted average expected lives of the options for the years ended December 31, 2006 and 2007 reflects the application of the simplified method set out in SAB No. 107 Share Based Payments, or SAB 107, which was issued in March 2005. The simplified method defines the life as the average of the contractual term of the options and the weighted average vesting period for all option tranches. Estimated volatility for the years ended December 31, 2006 and 2007 also reflects the application of SAB 107 interpretive guidance and, accordingly, incorporates historical volatility of similar entities whose share price are publicly available. The fair value of each option grant is estimated on the date of grant using the Black-Scholes method.

As of December 31, 2007, we had unrecognized compensation of approximately $403,000 related to stock option grants made prior to December 31, 2005. In addition, based on stock options granted after January 1, 2006, as of December 31, 2007 we had unrecognized stock-based compensation of approximately $32 million, determined in accordance with SFAS No. 123(R). Based on options outstanding as of December 31, 2007, we expect to recognize a total of approximately $10 million of stock-based compensation expense during 2008. We expect to continue to grant stock options in the future, and to the extent we do, our actual stock-based compensation expense recognized in future periods will likely increase.

As of December 31, 2007, we had outstanding vested options to purchase 1.0 million shares of our common stock and unvested options to purchase 3.2 million shares of our common stock with an intrinsic value of approximately $6.9 million and $3.4 million, respectively, based on our closing market price on December 31, 2007 of $14.00.

Goodwill and Purchased Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. Intangible assets resulting from the acquisitions of entities accounted for using the purchase method of accounting are recorded at the estimated fair value of the assets acquired. Identifiable intangible assets are comprised of purchased customer relationships, trademarks and trade names, developed technologies and other intangible assets. Identifiable intangible assets are amortized using the straight-line method over estimated useful lives ranging from two to eight years. In accordance with Statement of Financial Accounting Standards, or SFAS, No. 142, Goodwill and Other Intangible Assets, goodwill and other intangible assets with indefinite lives are not amortized but tested annually for impairment or more frequently if we believe indicators of impairment exist. The performance of the impairment test involves a two-step process. The first step involves comparing the fair values of the applicable reporting units with their aggregate carrying values, including goodwill. If the carrying value of a reporting unit exceeds the reporting unit’s fair value, we perform the second step of the test to determine the amount of impairment loss. The second step involves measuring the impairment by comparing the implied fair values of the affected reporting unit’s goodwill and intangible assets with the respective carrying values.

Long-lived assets, such as intangible assets, are evaluated for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. We assesses the value of the assets based on the future cash flows the assets are expected to generate, and recognizes an impairment loss when the estimated undiscounted future cash flows that are expected to result from the use of the assets, plus net proceeds expected from disposition of the assets (if any), are less than the carrying value of the assets. When an impairment is identified, we reduce the carrying amount of the assets to estimated fair value based on a discounted cash flow approach or, when available and appropriate, comparable market values.

Results of Operations

The following table presents our results of operations as a percentage of total net revenues for the years indicated:

	Year ended December 31,
	2005	2006	2007
Net revenues:
Technology licensing	82%	80%	78%
Media and other distribution and services	18	20	22

Total net revenues	100	100	100

Total cost of revenues	11	7	5

Gross margin	89	93	95

Operating expenses:
Selling, general and administrative(1)	48	44	69
Product development(1)	31	26	22
Impairment of acquired intangibles	—	—	3

Total operating expenses	79	70	94

Income from operations	10	23	1
Interest income	1	5	9
Interest expense and other	—	—	—

Income before income taxes	11	28	10
Income tax provision (benefit)	3	1	(1)

Net income	8%	27%	11%

(1) Includes stock-based compensation as follows:
Cost of revenues	—	—	—%
Selling, general and administrative	1	3	12
Product development	—	1	2

The following table summarizes and analyzes the net revenues we earned on each of our revenue streams for the years ended December 31, 2005, 2006 and 2007, in absolute dollars (in thousands) and as a percentage of total net revenues:

	Year ended December 31,		2005-2006 Change		Year ended December 31, 2007	2006-2007 Change
	2005	2006	$	%		$	%
Net revenues:
Technology licensing
Consumer hardware devices	$23,361	$42,470	$19,109	82%	$59,952	$17,482	41%
% of total net revenues	71%	72%			70%
Software	3,558	4,854	1,296	36	6,393	1,539	32
% of total net revenues	11%	8%			8%

Total technology licensing	26,919	47,324	20,405	76	66,345	19,021	40

% of total net revenues	82%	80%			78%
Advertising and third-party product distribution	4,964	10,877	5,913	119	17,972	7,095	65
% of total net revenues	15%	18%			21%
Digital media distribution and related services	1,164	1,124	(40)	(3)	545	(579)	(52)
% of total net revenues	3%	2%			1%

Total net revenues	$33,047	$59,325	$26,278	80%	$84,862	$25,537	43%

Technology licensing—consumer hardware devices: The $17.5 million, or 41%, increase in revenues from technology licensing to consumer hardware device manufacturers from year ended December 31, 2006 compared to the same period in 2007, resulted primarily from an increase in net royalty revenues associated with shipped-unit volumes of devices reported to us by our licensee partners. In addition, $3.0 million in technology licensing revenues were recognized during the year ended December 31, 2007, that had been deferred under minimum volume commitment arrangements. These arrangements included certain average pricing levels based on the customer achieving certain minimum volumes. Any remaining deferred revenue was recognized upon the lapse of each minimum volume commitment period.

The $19.1 million, or 82%, increase in revenues from technology licensing to consumer hardware device manufacturers from 2005 to 2006 resulted primarily from an increase in net royalty revenues due to an increase in reported units shipped by our licensees of their consumer hardware devices that incorporate our technologies, principally attributable to the worldwide growth in sales of DVD players that incorporate our technologies.

Technology licensing—software: The $1.5 million, or 32%, increase in software licensing revenues from the year ended December 31, 2006 compared to the same period in 2007 resulted primarily from an increase of approximately $1.2 million of royalty revenue received from Google in 2007 as compared to 2006 for use of our technology. This revenue is associated with revenues generated from a two-year contract that expired during November of 2007. The balance of the increase is due to an increase in revenues from software products sold directly to consumers.

The $1.3 million, or 36%, net increase in software licensing revenue from 2005 to 2006 resulted primarily from a $1.1 million increase in royalties from independent software vendors. This increase was primarily driven by $850,000 of royalty revenue from Google for use of certain of our technology. The balance of the increase is from revenues related to sales of our software products directly to consumers.

Advertising and third-party product distribution: The $7.1 million, or 65%, increase in advertising and third-party product distribution revenue from 2006 to 2007 resulted primarily from an increase in revenues associated with our distribution of Google’s software under our software distribution and promotion agreement with Google. This agreement was amended in December 2006 which increased the monthly commitments and fees, which resulted in additional revenue in 2007 compared to 2006.

Beginning in November 2007, we switched from distribution of the Google software, to instead including and distributing a co-branded Yahoo! toolbar and Internet Explorer browser with our software products under agreement with Yahoo!. Pursuant to the agreement, Yahoo! pays us fees based on the number of certain distributions or installations of the Yahoo! software by consumers. Yahoo! may terminate the agreement, or the revenue we derive for such periods will be reduced, if we fail to achieve certain minimum distribution volumes or certain minimum installations of the Yahoo! software for specific periods described in the agreement. This agreement expires on December 31, 2009, and Yahoo! is under no obligation to renew this agreement. Revenues generated under this agreement in 2007 were $3.5 million which also contributed to the increase in advertising and third-party product distribution revenue in 2007 compared to 2006.

The $5.9 million, or 119%, increase in advertising and third-party product distribution revenue from 2005 to 2006 resulted from an increase in our distribution of software under our software distribution and promotion agreement with Google.

Digital media distribution and related services: The $579,000, or 52%, decrease in digital media distribution and related services revenues from 2006 to 2007, reflects a decrease of approximately $300,000 in revenues from the licensing of content to consumer hardware OEM’s and a decrease in sales by our Open Video System customers and in encoding revenues.

The $40,000, or 3%, decrease in digital media distribution and related services revenues from 2005 to 2006, reflect decreases in sales by our Open Video System customers and in encoding revenues. The decreases were offset by $355,000 in revenue related to the licensing of content to consumer hardware OEMs.

The following table shows the gross profit earned on each of our revenue streams for the years ended December 31, 2005, 2006 and 2007, in absolute dollars (in thousands) and as a percentage of related revenues:

	Year ended December 31,		2005-2006 Change		Year ended December 31, 2007	2006-2007 Change
	2005	2006	$	%		$	%
Gross profit:
Technology licensing	$24,152	$44,329	$20,177	84%	$62,567	$18,238	41%
Gross margin %	90%	94%			94%
Advertising and third-party distribution	4,875	10,752	5,877	121	17,799	7,047	66
Gross margin %	98%	99%			99%
Digital media distribution and related services	364	256	(108)	(30)	17	(239)	(93)
Gross margin %	31%	23%			3%

Total gross profit	$29,391	$55,337	$25,946	88%	$80,383	$25,046	45%

Gross margin %	89%	93%			95%

Technology licensing: The increase in overall gross margin, in terms of absolute dollars, across all periods presented was due primarily to increased royalties from technology licensing to consumer hardware device manufacturers without a corresponding increase in royalty expenses due to our licensors.

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

The following table summarizes and analyzes our operating expenses for the years ended December 31, 2005, 2006 and 2007, in absolute dollars (in thousands) and as a percentage of total net revenues:

	Year ended December 31,		2005-2006 Change		Year ended December 31, 2007	2006-2007 Change
	2005	2006	$	%		$	%
Operating expenses:
Selling, general and administrative	$15,988	$25,971	$9,983	62%	$58,315	$32,344	125%
% of total net revenues	48%	44%			69%
Product development	10,269	15,353	5,084	50	18,738	3,385	22
% of total net revenues	31%	26%			22%
Impairment of acquired intangibles	—	—	—	—	2,973	2,973	100
% of total net revenues	0%	0%			3%

Total operating expenses	$26,257	$41,324	$15,067	57%	$80,026	$38,702	94%

Selling, general and administrative: The $32.3 million, or 125%, increase in selling, general and administrative expenses from 2006 to 2007 was principally due to a $17.4 million increase in costs resulting from increased average headcount, predominantly in the sales and marketing functions. Costs associated with these headcount increases were comprised of salaries and benefits, performance based compensation, stock-based compensation, travel costs and recruiting fees. In addition, we experienced a $6.3 million increase in internet connectivity related costs primarily associated with our online video community service, Stage6, a $2.9 million increase in professional services, particularly legal and accounting services associated with being a publicly traded company and compliance with the Sarbanes-Oxley Act, an increase in depreciation expense of $1.4 million, an increase in facility overhead costs of approximately $1.2 million and a $1.3 million increase in marketing costs, particularly tradeshow, advertising and content and branding expenses, and approximately $900,000 of patent royalty expense.

The $10.0 million, or 62%, increase in selling, general and administrative expenses from 2005 to 2006 was principally due to a $4.9 million increase in payroll and benefit costs resulting from a $372,000 increase in selling, general and administrative employee headcount from 96 for 2005 to 134 for 2006 and an increase in sales performance based compensation, a $1.5 million increase in professional services, particularly accounting, legal and marketing services, a $1.3 million increase in stock-based compensation expense primarily due to our adoption of SFAS 123(R), a $1.0 million increase in marketing costs, particularly tradeshow and retail marketing expenses, a $445,000 increase in travel costs principally related to our sales functions and a $172,000 in insurance costs primarily related to operating as a public company.

Product development: The $3.4 million, or 22%, increase in product development expense from 2006 to 2007 was principally due to a $2.0 million increase in payroll and benefit costs due to an increase in product development employee average headcount from 119 for 2006 to 128 for 2007, and a $1.2 million increase in stock-based compensation expense primarily due to additional stock option grants.

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

Interest income, net: We recorded net interest income of $7.9 million for 2007 compared to $3.0 million for 2006. This increase is reflective of higher average cash balances, which principally resulted from proceeds from the sale of shares of our common stock in our initial public offering in September 2006, as well as an increase in the average yields realized on our cash, cash equivalents and short-term investments.

We recorded net interest income of $3.0 million for 2006 compared to $223,000 for 2005. This increase is reflective of higher average cash balances, which during the first three quarters of 2006 have principally resulted from positive cash flow from operations. The higher cash balance in the last quarter of 2006 was principally the result of the proceeds from the sale of shares of our common stock in our initial public offering.

Income tax expense: We recorded an income tax benefit of approximately $1.0 million for the year ended December 31, 2007. The income tax benefit recorded during 2007 was primarily due to the removal of a reserve on our U.S. deferred tax assets related to our net operating loss (NOL) carryforwards and certain research and development credits of approximately $1.8 million, a reduction in our FIN 48 liability of approximately $1.7 million related to the removal of our reserve for research and development credits established as a result of the implementation of FIN 48, and a reduction in the valuation allowance related to our foreign tax credits of approximately $1.1 million. During 2007, we recorded an income tax benefit of approximately $1.8 million as a result of the completion of our Section 382/383 limitation analysis and the completion of a research and development credit study related to our NOL carryforwards and certain research and development credits. In addition, based on the weight of available evidence, including cumulative profitability in recent years, we determined that it was more likely than not that a portion of our U.S. deferred tax assets would be realized and, as of December 31, 2007, eliminated $1.1 million of our valuation allowance associated with our U.S. deferred tax assets. The elimination of our valuation allowance resulted in a $1.1 million benefit recognized as a non-cash increase in earnings for the year ended December 31, 2007. After we completed our research and development credit documentation process, we determined that it was more likely than not that approximately $1.7 million of the FIN 48 liability should be reversed and we recorded a reduction to our FIN 48 accrual of $1.7 million and a corresponding decrease in current income tax expense. The effective tax rate for the year ended December 31, 2007 was approximately 46%, excluding the tax benefits described above. The difference between the federal and state statutory combined rate of 40% and our effective tax rate for 2007 is due to the impact of accounting for share-based compensation related to certain share-based awards, and MainConcept acquisition costs, which are treated as permanent differences, In addition, the Company recorded a valuation allowance against the deferred tax asset generated by MainConcept due to the uncertainty of the Company’s ability to utilize this asset.

In accordance with Statement No. 109, Accounting for Income Taxes, (“Statement No. 109”), net deferred tax assets are reduced by a valuation allowance if, based on all the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. A valuation allowance of approximately $300,000 and $1.1 million was provided on deferred tax assets at December 31, 2007 and 2006, respectively. The amount of deferred tax assets considered realizable was determined based on (i) taxable income in prior carry back years; (ii) future reversals of existing taxable temporary differences (i.e. offset gross deferred tax assets against gross deferred tax liabilities); (iii) tax planning strategies; and (iv) future taxable income, exclusive of reversing temporary differences and carryforwards.

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

The remaining valuation allowance of approximately $1.4 million at December 31, 2007 is primarily provided for foreign NOL carryforwards that we believe are more likely than not to expire before we can use them.

Liquidity and capital resources

From our inception through the end of 2005, we financed our operations primarily through private sales of preferred stock totaling $38.4 million and the use of commercially available credit facilities. In 2005 and 2006 we began to generate cash from operations. During 2006, we raised $108.2 million net of offering costs in connection with our initial public offering. Our financial position included cash, cash equivalents and short-term investments of $148.6 million and $141.0 million at December 31, 2006 and 2007, respectively. We believe our cash, cash equivalents, short-term investments and potential cash flows from operations will be sufficient to satisfy our financial obligations through the next 12 months. In the future, we may acquire complementary businesses or technologies or license complementary technologies from third parties, and we may determine to raise additional capital through future debt or equity financing to the extent we believe necessary to successfully complete these acquisitions or licenses. However, additional financing may not be available to us on favorable terms, if at all, at the time we make such determinations, which could have a material adverse affect on our ability to maintain or improve our liquidity and cash position in the future.

At December 31, 2007, our holdings of auction rate securities aggregated approximately $17.7 million and were included in short-term investments in the accompanying consolidated balance sheets. Our auction rate securities have interest rates that reset every 27 to 34 days. Through March 11, 2008, we had 13 issues fail at auction with a par value of $20.2 million. We believe the auction rate securities are not currently impaired as the underlying assets are substantially backed by the federal government. We have the ability to hold these auction rate debt securities until maturity. Based on our ability to access our cash and other short-term investments, our expected operating cash flows and other sources of cash, we do not anticipate the lack of liquidity on these investments to affect our ability to operate our business as usual.

During 2002 we entered into a loan and security agreement with Silicon Valley Bank consisting of a $10.0 million revolving line of credit for working capital purposes and up to $2.0 million to finance eligible equipment whereby we could receive term loans, due in 30 to 48 monthly installments. In 2007, this loan and security agreement has expired and all remaining obligations were repaid during 2007. As of December 31, 2006, approximately $400,000 was outstanding under this agreement. At December 31, 2006, interest was payable at Silicon Valley Bank’s prime rate minus 1.0%. The interest rate was 7.25% at December 31, 2006.

In conjunction with the acquisition of MainConcept, we assumed an overdraft facility and a bank loan for $37,000 and $47,000, respectively, as of December 31, 2007. The overdraft facility bears interest at a rate of approximately 12% per annum and is payable upon demand. The bank loan is payable over a period of two years ending in September 2009 and bears interest at a rate of 4.75% per annum.

The following table presents data regarding our liquidity and capital resources as of December 31, 2006 and 2007 (in thousands):

	December 31,
	2006	2007
Cash, cash equivalents and short-term investments	$148,641	$141,035
Working capital	147,019	138,410
Total assets	164,386	200,888
Total debt	502	153

The following table presents our cash flows from operating activities, investing activities and financing activities for the years 2005, 2006 and 2007 (in thousands):

	Years ended December 31,
	2005	2006	2007
Cash provided by operating activities	$2,190	$16,775	$16,874
Cash used in investing activities	(885)	(64,206)	(91,238)
Cash provided by financing activities	16,796	108,706	2,586

Total increase (decrease) in cash and cash equivalents	$18,101	$61,275	$(71,778)

Cash provided by operating activities: The $16.9 million of cash provided by operating activities for the year ended December 31, 2007 was primarily due to $9.2 million in net income, $8.4 million in net non-cash operating expenses and cash of $800,000 used in changes in operating assets and liabilities. Non-cash operating expenses reflected in net income include $11.8 million for stock-based compensation, $3.0 million for the impairment of acquired intangible assets, and $2.4 million in depreciation and amortization, offset by a $5.8 million increase in deferred tax assets, amortization of discount on short-term investments of $2.1 million, and $800,000 of tax benefit from stock options exercised. Changes in operating assets and liabilities were primarily attributable to increases in prepaid expenses and other assets of $3.4 million, an increase in accounts receivable of $2.9 million, and an increase in income taxes payable (receivable) of $900,000, offset by an increase in accrued liabilities and compensation and benefits of $2.9 million, an increase in deferred revenue of $2.8 million and an increase in accounts payable of $800,000.

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

Cash used in investing activities: Cash flows from investing activities for the year ended December 31, 2007 were primarily driven by purchases of available-for-sale securities of $61.9 million, net of sales, cash paid for the acquisition of MainConcept AG of $20.4 million, $3.5 million of cash paid for the investment in deviantART and $2.3 million of cash paid for the assets of Veatros. Capital expenditures were $3.5 million for the year ended December 31, 2007, an increase of $1.8 million from 2006 primarily due to the purchases of computer hardware and software to support the growth of our company.

The $64.2 million of cash used in investing activities for the year ended December 31, 2006 was primarily for the purchase of short-term investments and the purchase of property and equipment to support the growth of our company, including $351,000 for the acquisition of Corporate Green.

Cash provided by financing activities: The $2.6 million of net cash provided by financing activities for the year ended December 31, 2007 was primarily due to the net proceeds from the issuance of $3.0 million of our common stock and warrants and an excess tax benefit of $800,000, both principally due to the exercise of stock options and employee stock purchase plan participation, partially offset by approximately $700,000 of payments on our debt and capital lease obligations, and $500,000 of costs related to our initial public offering.

The $108.7 million of net cash provided by financing activities for the year ended December 31, 2006 was primarily due to the net proceeds from the issuance of $111.8 million of our common stock, principally in our initial public offering, partially offset by $2.4 million of costs related to our initial public offering, and $700,000 of payments on our debt obligations.

Contractual obligations

Our contractual obligations at December 31, 2007, were as follows (in thousands):

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Capital lease obligations	$74	$42	$32	$—	$—
Operating lease obligations	1,569	1,193	284	92	—
Purchase obligations	15,327	4,706	4,621	4,000	2,000

Total contractual obligations	$16,970	$5,941	$4,937	$4,092	$2,000

Off-Balance Sheet Arrangements

At December 31, 2007 and 2006, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Recently issued accounting standards

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (Revised 2007) (SFAS 141R), “Business Combinations”. SFAS 141R will change the accounting for business combinations. Under SFAS 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS 141R will change the accounting treatment and disclosure for certain specific items in a business combination. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. SFAS 141R will have an impact on accounting for business combinations once adopted but the effect is dependent upon acquisitions at that time.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160 (SFAS 160), “Noncontrolling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51”. SFAS 160 establishes new accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008. We are currently evaluating the impact of SFAS No. 160 on our consolidated results of operations and financial position.

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

Interest rate risk. All of our fixed income investments are classified as available-for-sale and therefore reported on the balance sheet at market value. The fair value of our cash equivalents and investments are subject to change as a result of changes in market interest rates and investment risk related to the issuers’ credit worthiness. We do not utilize financial contracts to manage our exposure in our investment portfolio to changes in interest rates. At December 31, 2007, we had $141.0 million in cash, cash equivalents and short-term investments, all of which are stated at fair value. Changes in market interest rates would not be expected to have a material impact on the fair value of $14.5 million of our cash and cash equivalents at December 31, 2007, as these consisted of securities with maturities of less than three months. A 100 basis point increase or decrease in interest rates would, however, decrease or increase, respectively, the remaining $126.5 million of our investments by approximately $1.3 million. While changes in interest rates may affect the fair value of our investment portfolio, any gains or losses will not be recognized in our consolidated statements of income until the investment is sold or if the reduction in fair value was determined to be other than temporary.

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

Management’s Report on Internal Control over Financial Reporting

The management of DivX, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) and 15d-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework set forth in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2007. The effectiveness of our internal control over financial reporting as of December 31, 2007 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Management’s assessment of and conclusion on the effectiveness of internal controls over financial reporting did not include the internal controls of the recent acquisition of MainConcept AG, which was acquired in the fourth quarter of 2007 and which was included in the 2007 consolidated financial statements of DivX, Inc. and consisted of $1.9 million and $100,000 of total and net assets, respectively, as of December 31, 2007 and $100,000 and $1.3 million of net revenues and net loss, respectively, for the year then ended.

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

DivX, Inc.

We have audited DivX, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). DivX, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of MainConcept AG, which is included in the 2007 consolidated financial statements of DivX, Inc. and constituted $1.9 million and $100,000 of total and net assets, respectively, as of December 31, 2007 and $100,000 and $1.3 million of revenues and net loss, respectively, for the year then ended. Our audit of internal control over financial reporting of DivX, Inc. also did not include an evaluation of the internal control over financial reporting of MainConcept AG.

In our opinion, DivX, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2006 and 2007, and the related consolidated statements of income, redeemable convertible preferred stock and stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2007 of DivX, Inc. and our report dated March 13, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Diego, California

March 13, 2008

Item 9B. Other Information

MPEG-4 Visual Patent Portfolio License

On October 1, 2007, we entered into an MPEG-4 Visual Patent Portfolio License Agreement with MPEG LA, L.L.C., or MPEG LA. This license agreement replaced in its entirety the MPEG-4 Visual Patent Portfolio License Agreement that we entered into with MPEG LA on May 22, 2003. Under the new license agreement with MPEG-LA, we continue to have a royalty-bearing, worldwide, non-exclusive sublicense of certain patents licensed to MPEG LA relating to MPEG-4 technology. The current version of our video codec incorporates technologies implementing a portion of the MPEG-4 video standard. The agreement will expire on December 31, 2008 unless earlier terminated. We may terminate the license agreement for any reason by providing 30 days prior written notice to MPEG LA. Upon expiration, MPEG-LA may renew the license agreement for successive five year periods by providing notice to us.

Executive Cash Bonus Plan

On March 13, 2008, our Board of Directors adopted our 2008 Executive Cash Bonus Plan or, the Plan. The Plan provides for the payment of cash bonuses to our (i) Chief Executive Officer, (ii) Executive Vice President, Chief Financial Officer and (iii) Executive Vice President, Corporate Development and Legal upon the achievement of specific 2008 quarterly and annual revenue and earnings before interest, taxes, depreciation and amortization, or EBITDA, milestones by us referred to under the Plan as “Bronze,” “Silver” or “Gold.” If we achieve the Bronze level on a quarterly or annual basis, each individual listed above will receive quarterly and/or annual bonuses in 2008 equal to up to an aggregate of 100% of base salary. If we achieve the Silver level on a quarterly or annual basis, each individual listed above will receive quarterly and/or annual bonuses in 2008 equal to up to an aggregate of 120% of base salary. If we achieve the Gold level on a quarterly or annual basis, each individual listed above will receive quarterly and/or annual bonuses in 2008 equal to up to an aggregate of 160% to 200% of base salary, depending on the exact amount of revenue received and EBITDA obtained by us in 2008.

Balance Sheet Update

The financial statements included in this report contain updated balance sheet information from that which the Company furnished on March 11, 2008. The updated information results in a decrease to the total goodwill and a corresponding decrease to the deferred tax liability as of December 31, 2007, each in the amount of $1.2 million. The updated information does not impact the previously reported earnings per share information for the year ended December 31, 2007 or for the three months ended December 31, 2007. The update resulted from the finalization of the accounting for the tax assets and liabilities associated with the MainConcept acquisition.

PART III

Item 10. Directors and Executive Officers of the Registrant

The information required by this item concerning our directors, compliance with Section 16 of the Exchange Act and our code of ethics that applies to our principal executive officer, principal financial officer and principal accounting officer is incorporated by reference from the information set forth in the sections under the headings “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Election of Directors—Information Regarding the Board of Directors and Corporate Governance” in our Definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Annual Meeting of Stockholders to be held in 2008 (the “2008 Proxy Statement”).

Information regarding our executive officers is set forth in Item 1— “Business” of this Annual Report under the caption “Executive Officers of the Registrant.”

We have adopted a Code of Business Conduct and Ethics that applies to our directors and employees (including our principal executive officer, principal financial officer, principal accounting officer and controller), and have posted the text of the policy on the “Investors” portion of our website (http://investors.divx.com/documents.cfm). In addition, we intend to promptly disclose on our website in the future (i) the nature of any amendment to the policy that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions and (ii) the nature of any waiver, including an implicit waiver, from a provision of the policy that is granted to one of these specified individuals, the name of such person who is granted the waiver and the date of the waiver.

Item 11. Executive Compensation

The information required by this item is incorporated by reference from the information in the 2008 Proxy Statement under the heading “Compensation of Executive Officers.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference from the information in the 2008 Proxy Statement under the headings “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management.”

Item 13. Certain Relationships and Related Transactions

The information required by this item is incorporated by reference from the information in the 2008 Proxy Statement under the headings “Transactions with Related Persons” And “Election of Directors—Information Regarding the Board of Directors and Corporate Governance.”

Item 14. Principal Accountant Fees and Services

The information required by this item is incorporated by reference from the information in the 2008 Proxy Statement under the heading “Ratification of Selection of Independent Auditors—Principal Accountant Fees and Services.”

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

(a)(3) Exhibits

Exhibit Number	Description of Document
3.1(1)	Form of Amended and Restated Certificate of Incorporation as currently in effect.

3.2(7)	Form of Amended and Restated Bylaws as amended.

4.1(1)	Form of Common Stock Certificate.

10.1+(1)	Form of Indemnity Agreement.

10.2+(1)	2000 Stock Option Plan and Form of Stock Option Agreement thereunder.

10.3+(1)	2006 Equity Incentive Plan and Form of Stock Option Agreement thereunder.

10.4+(1)	Amended and restated offer letter dated April 12, 2006, between the Registrant and Fred Gerson.

10.5+(1)	Offer letter effective January 3, 2006, between the Registrant and Christopher McGurk.

10.6+(1)	Employment offer letter dated November 21, 2002, as amended, between the Registrant and Kevin Hell.

10.7+(1)	Employment offer letter dated April 20, 2004 between the Registrant and David J. Richter.

10.8+(1)	Letter agreement dated May 26, 2005 between the Registrant, David J. Richter and John A. Tanner.

10.9+(1)	Form of Employee Innovations and Proprietary Rights Assignment Agreement.

10.10(1)	Real Property Sub-Sublease dated July 7, 2004 between the Registrant and MP3.com.

10.11+(1)	2006 Employee Stock Purchase Plan and Form of Offering Document thereunder.

10.12+(2)	Summary of DivX, Inc. 2007 Cash Bonus Plan.

10.13+(3)	Employment offer letter dated June 6, 2007, as amended, between the Registrant and Dan L. Halvorson.

10.14+(4)	Amendment to Employment offer letter dated July 23, 2007, between the Registrant and Dan L. Halvorson.

10.15*(4)	License and Distribution Agreement dated September 27, 2007 between the Registrant and Yahoo! Inc. and its affiliates.
10.16+(4)	Amendment to Employment offer letter dated July 23, 2007, between the Registrant and Kevin Hell.

10.17+(4)	Amendment to Employment offer letter dated November 8, 2007, between the Registrant and Kevin Hell.

Exhibit Number	Description of Document
10.18*(5)	Share Purchase Agreement dated November 7, 2007 by and among the Registrant, DivX Holdings, Inc. and each of the shareholders of MainConcept AG.

10.19+(6)	DivX, Inc. Change in Control Severance Benefit Plan.

10.20	Form of Restricted Stock Bonus Agreement under the Registrant’s 2006 Equity Incentive Plan.

10.21	MPEG-4 Visual Patent Portfolio License dated October 1, 2007 by and between the Registrant and MPEG LA, L.L.C.

21.1	Subsidiaries of the Registrant.

23.1	Consent of Ernst & Young LLP, independent registered public accounting firm.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(A) promulgated under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934.

+	Indicates management contract or compensatory plan.
*	The Securities and Exchange Commission has granted confidential treatment with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission (SEC).
**	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.
(1)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-1 (No. 333-133855), originally filed on May 5, 2006.
(2)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 15, 2007.
(3)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 14, 2007.
(4)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 14, 2007.
(5)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K, filed with the SEC on November 20, 2007.
(6)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K, filed with the SEC on December 6, 2007.
(7)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K, filed with the SEC on December 20, 2007.

(b) Exhibits

See Item 15(a)(3) above

(c) Financial Statement Schedules

See Item 15(a)(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 14, 2008

DIVX, INC.

By:	/S/ KEVIN HELL
Kevin Hell Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ KEVIN HELL Kevin Hell	Chief Executive Officer, Director (Principal Executive Officer)	March 14, 2008

/S/ DAN L. HALVORSON Dan L. Halvorson	Executive Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)	March 14, 2008

/S/ FRANK CREER Frank Creer	Director	March 14, 2008

/S/ FRED GERSON Fred Gerson	Director	March 14, 2008

/S/ CHRISTOPHER MCGURK Christopher McGurk	Director	March 14, 2008

/S/ JERRY MURDOCK Jerry Murdock	Director	March 14, 2008

/S/ JEROME VASHISHT-ROTA Jerome Vashisht-Rota	Director	March 14, 2008

DivX, Inc.

REPORT OF ERNST & YOUNG LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

DivX, Inc.

We have audited the accompanying consolidated balance sheets of DivX, Inc. as of December 31, 2006 and 2007, and the related consolidated statements of income, redeemable convertible preferred stock and stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of DivX, Inc. at December 31, 2006 and 2007, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, DivX, Inc. adopted FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109,” effective January 1, 2007, and changed its method of accounting for share-based payments in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004), on January 1, 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), DivX, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 13, 2008 expressed an unqualified opinion thereon.

/s/ ERNSt & YOUNG LLP

San Diego, California

March 13, 2008

DivX, Inc.

Consolidated Balance Sheets

(in thousands, except per share data)

	December 31,
	2006	2007
Assets
Current assets:
Cash and cash equivalents	$86,310	$14,532
Restricted cash	270	—
Short-term investments	62,331	126,503
Accounts receivable, net of allowance of $1,424 and $1,909, at December 31, 2006 and 2007, respectively	6,939	10,397
Income taxes receivable	—	857
Prepaid expenses	1,419	2,593
Deferred tax assets, current	937	2,699
Other current assets	615	1,868

Total current assets	158,821	159,449
Property and equipment, net	3,488	5,402
Deferred tax assets, long-term	1,363	5,354
Purchased intangible assets, net	—	14,261
Goodwill	—	11,000
Other assets	714	5,422

Total assets	$164,386	$200,888

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,189	$2,808
Accrued liabilities	1,038	4,574
Accrued compensation and benefits	2,279	4,011
Accrued patent royalties	742	1,785
Income taxes payable	486	616
Deferred revenue, current	4,654	7,170
Current portion of capital lease obligations	36	38
Notes payable, current portion	378	37

Total current liabilities	11,802	21,039
Capital lease, net of current portion	73	31
Notes payable, net of current portion	15	47
Deferred tax liability	—	3,119
Deferred revenue, long-term	768	1,098
Deferred rent	461	—
Liability for unvested portion of early stock option exercises	356	114

Total liabilities	13,475	25,448
Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.001 par value; 10,000 shares authorized at December 31, 2006 and 2007; 0 shares issued and outstanding at December 31, 2006 and 2007	—	—
Common stock, $0.001 par value; 200,000 shares authorized as of December 31, 2006 and 2007; 33,032 and 34,723 shares issued and outstanding, excluding 514 and 127 shares subject to repurchase at December 31, 2006 and 2007, respectively	33	35
Additional paid in capital	153,902	171,400
Accumulated other comprehensive (loss) income	(72)	109
(Accumulated deficit) retained earnings	(2,952)	3,896

Total stockholders’ equity	150,911	175,440

Total liabilities and stockholders’ equity	$164,386	$200,888

See accompanying notes.

DivX, Inc.

Consolidated Statements of Income

(in thousands, except per share data)

	Year ended December 31,
	2005	2006	2007
Net revenues:
Technology licensing	$26,919	$47,324	$66,345
Media and other distribution and services	6,128	12,001	18,517

Total net revenues	33,047	59,325	84,862

Cost of revenues:
Cost of technology licensing	2,767	2,995	3,778
Cost of media and other distribution and services(1)	889	993	701

Total cost of revenues	3,656	3,988	4,479

Gross profit	29,391	55,337	80,383

Operating expenses:
Selling, general and administrative(1)	15,988	25,971	58,315
Product development(1)	10,269	15,353	18,738
Impairment of acquired intangibles	—	—	2,973

Total operating expenses	26,257	41,324	80,026

Income from operations	3,134	14,013	357
Interest income	338	3,060	7,883
Interest expense and other	(115)	(71)	(6)

Income before income taxes	3,357	17,002	8,234
Income tax provision (benefit)	1,062	562	(974)

Net income	$2,295	$16,440	$9,208

Basic net income per share	$—	$0.70	$0.27

Diluted net income per share	$—	$0.61	$0.26

Shares used to compute basic net income per share	7,323	15,231	33,939

Shares used to compute diluted net income per share	7,323	17,653	35,415

(1) Includes stock-based compensation as follows:

Cost of revenues	$1	$4	$2
Selling, general and administrative	261	1,528	9,761
Product development	141	822	1,995

See accompanying notes.

DivX, Inc.

Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity

(in thousands)

	Series D Redeemable Convertible Preferred Stock		Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Series C Convertible Preferred Stock		Common Stock		Additional paid-in capital	Accumulated other comprehensive (loss) income	Deferred stock-based compensation	(Accumulated deficit) retained earnings	Total stockholders’ equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2004	—	$—	4,522	$5	16,483	$16	4,251	$4	5,475	$5	$25,210	$—	$(667)	$(21,687)	$2,886
Exercise of Stock Options, net of repurchases and repurchase liability for early exercises	—	—	—	—	—	—	—	—	2,565	3	565	—	—	—	568
Issuance of Series D redeemable convertible preferred stock for cash, net of issuance costs	5,811	16,842	—	—	—	—	—	—	—	—	—	—	—	—	—
Common Stock Warrants exercised	—	—	—	—	—	—	—	—	7	—	33	—	—	—	33
Deferred Stock-based compensation	—	—	—	—	—	—	—	—	—	—	1,244	—	(1,244)	—	—
Amortization of deferred Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	394	—	394
Stock Warrants issued for services	—	—	—	—	—	—	—	—	—	—	9	—	—	—	9
Net Income	—	—	—	—	—	—	—	—	—	—	—	—	—	2,295	2,295

Balance at December 31, 2005	5,811	$16,842	4,522	$5	16,483	$16	4,251	$4	8,047	$8	$27,061	$—	$(1,517)	$(19,392)	$6,185
Exercise of stock options, net of repurchases and repurchase liability for early exercises	—	—	—	—	—	—	—	—	706	1	337	—	—	—	338
Common Stock warrants exercised	—	—	—	—	—	—	—	—	125	—	378	—	—	—	378
Issuance of Common Stock—Corporate Green acquisition	—	—	—	—	—	—	—	—	43	—	228	—	—	—	228
Reverse deferred compensation upon adoption of SFAS No. 123(R)	—	—	—	—	—	—	—	—	—	—	(1,517)	—	1,517	—	—
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	2,354	—	—	—	2,354
Tax benefits from exercise of stock options	—	—	—	—	—	—	—	—	—	—	60	—	—	—	60
Issuance of Common Stock upon initial public offering, net of issuance costs	—	—	—	—	—	—	—	—	7,462	8	108,150	—	—	—	108,158
Series A preferred stock converted to Common Stock	—	—	(4,522)	(5)	—	—	—	—	3,377	3	2	—	—	—	—
Series B preferred stock converted to Common Stock	—	—	—	—	(16,483)	(16)	—	—	8,242	8	8	—	—	—	—
Series C preferred stock converted to Common Stock	—	—	—	—	—	—	(4,251)	(4)	2,125	2	2	—	—	—	—
Series D preferred stock converted to Common Stock	(5,811)	(16,842)	—	—	—	—	—	—	2,905	3	16,839	—	—	—	16,842
Comprehensive income (loss):
Net Income	—	—	—	—	—	—	—	—	—	—	—	—	—	16,440	16,440
Unrealized loss on short-term investments	—	—	—	—	—	—	—	—	—	—	—	(72)	—	—	(72)

Total Comprehensive Income	—	—	—	—	—	—	—	—	—	—	—	—	—	—	16,368

Balance at December 31, 2006	—	$—	—	$—	—	$—	—	$—	33,032	$33	$153,902	$(72)	$—	$(2,952)	$150,911
Cumulative effect adjustment related to the adoption of FIN48	—	—	—	—	—	—	—	—	—	—	—	—	—	(2,360)	(2,360)
Common Stock options exercised net of repurchases	—	—	—	—	—	—	—	—	981	2	1,137	—	—	—	1,139
Shares issued under employee stock purchase plan	—	—	—	—	—	—	—	—	137	—	1,906	—	—	—	1,906
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	11,758	—	—	—	11,758
Tax benefit from exercise of stock options	—	—	—	—	—	—	—	—	—	—	825	—	—	—	825
Common Stock warrants exercised	—	—	—	—	—	—	—	—	484	—	—	—	—	—	—
Issuance of warrants in conjunction with Sony agreement	—	—	—	—	—	—	—	—	—	—	304	—	—	—	304
Issuance of Common Stock—MainConcept acquisition	—	—	—	—	—	—	—	—	89	—	1,568	—	—	—	1,568
Comprehensive income:
Net Income	—	—	—	—	—	—	—	—	—	—	—	—	—	9,208	9,208
Unrealized gain on short-term investments	—	—	—	—	—	—	—	—	—	—	—	185	—	—	185
Unrealized loss on foreign currency translation	—	—	—	—	—	—	—	—	—	—	—	(4)	—	—	(4)

Total Comprehensive Income	—	—	—	—	—	—	—	—	—	—	—	—	—	—	9,389

Balance at December 31, 2007	—	$—	—	$—	—	$—	—	$—	34,723	$35	$171,400	$109	$—	$3,896	$175,440

See accompanying notes.

DivX, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Year ended December 31,
	2005	2006	2007
Cash flows from operating activities:
Net income	$2,295	$16,440	$9,208
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,022	1,649	2,422
Deferred taxes	—	(2,300)	(5,797)
Impairment of acquired intangibles	—	—	2,973
Stock-based compensation	403	2,354	11,758
Amortization of discount on short-term investments	—	(134)	(2,097)
Tax benefit from stock options exercised	—	(60)	(825)
Changes in operating assets and liabilities:
Accounts receivable	(1,952)	(2,745)	(2,864)
Prepaid expenses and other assets	432	(1,786)	(3,379)
Accounts payable	(755)	476	819
Accrued liabilities	(232)	61	1,158
Accrued compensation and benefits	591	1,017	1,732
Deferred rent	(121)	(179)	(185)
Deferred revenue, net	473	1,530	2,808
Income taxes payable (receivable)	34	452	(857)

Net cash provided by operating activities	2,190	16,775	16,874

Cash flows from investing activities:
Purchases of short-term investments	—	(63,869)	(209,825)
Proceeds from sales and maturities of short-term investments	—	1,600	147,935
Purchase of property and equipment	(885)	(1,586)	(3,467)
Restricted cash	—	—	270
Cash paid in Corporate Green acquisition	—	(351)	—
Net cash paid in Main Concept acquisition	—	—	(20,401)
Cash paid in deviant ART investment	—	—	(3,500)
Cash paid in Veatros acquisition	—	—	(2,250)

Net cash used in investing activities	(885)	(64,206)	(91,238)

Cash flows from financing activities:
Net proceeds from issuance of preferred stock	16,842	—	—
Net proceeds from issuance of common stock, net of underwriting discounts and commissions	—	111,820	—
Proceeds from exercise of stock options and warrants	701	—	1,137
Proceeds from shares issued under the employee stock purchase plan		—	1,906
Expenses related to initial public offering	—	(2,403)	(467)
Excess tax benefit from exercise of stock options	—	60	825
Repurchase of unvested stock	(20)	(8)	(99)
Payments on capital lease obligations	(272)	(42)	(40)
Proceeds from notes payable	761	—	—
Payments on notes payable	(1,216)	(721)	(676)

Net cash provided by financing activities	16,796	108,706	2,586

Net increase (decrease) in cash and cash equivalents	18,101	61,275	(71,778)
Cash and cash equivalents at beginning of year	6,934	25,035	86,310

Cash and cash equivalents at end of year	$25,035	$86,310	$14,532

Supplemental disclosure of non-cash investing and financing activities:
Issuance of equity in connection with acquisition	$—	$—	$1,568
Issuance of warrants in connection with format approval agreement	$—	$—	$304

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$1,028	$2,350	$6,934

Cash paid for interest	$115	$68	$21

See accompanying notes.

DivX, Inc.

Notes to Consolidated Financial Statements

1. Organization and summary of significant accounting policies

DivX, Inc., or the Company, was incorporated in Delaware on May 16, 2000. The Company creates products and provides services designed to improve consumers’ media experience. The Company’s first product offering was a video compression-decompression software library, or codec. In addition to its codec, the Company provides consumer software, including the DivX Player application, from its website, DivX.com. The Company also licenses its technologies to consumer hardware device manufacturers and certifies their products to ensure the interoperable support of DivX-encoded content. In addition to technology licensing to consumer hardware device manufacturers, the Company currently generates revenue from software licensing, advertising, distributing third-party software and services related to digital media distribution.

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

Cash, cash equivalents and short-term investments

Cash and cash equivalents consist of cash, money market funds and other highly liquid investments with original maturities of three months or less from the date of purchase.

Investments with original maturities at date of purchase greater than three months are classified as short-term investments. The Company manages its cash equivalents and short-term investments as a single portfolio of highly marketable securities, all of which are intended to be available for the Company’s current operations. As such, all of the Company’s short-term investments are classified as available-for-sale and are reported at fair value, as determined by quoted market prices, with any unrealized gains and losses, net of tax, recorded as a separate component of accumulated other comprehensive loss in stockholders’ equity. The cost of securities sold is based on the specific identification method. Investments in auction rate securities are recorded, in short-term investments, at cost, which approximates fair value due to their variable interest rates, which typically reset every 27 to 34 days, and, despite the long-term nature of their stated contractual maturities, the Company had the ability to quickly liquidate these securities as of December 31, 2007.

Strategic Investments

The Company made an equity investment in deviantART, Inc., or deviantART, a private corporation that aggregates and distributes art via its web community and facilitates an open forum where artists can exhibit their artwork and build community around that art in an effort to drive commerce. The Company’s investment consisted of $3.5 million cash for which it received 146,750 shares of Series A Preferred Stock. As further consideration for the Company’s investment, deviantART entered into an advertising and marketing agreement with the Company. The Company has allocated approximately $650,000 of the investment to the advertising and marketing agreement, based on its estimated fair value, and the remaining $2.9 million is carried as an investment. The value allocated to the advertising and marketing agreement is being amortized ratably over the period in which the services are being rendered: October 2007 through March 2009. As the Company’s

DivX, Inc.

Notes to Consolidated Financial Statements—(Continued)

ownership is less than 20%, the investment has been accounted for using the cost basis, and will periodically be reviewed for impairment. The investment and the long-term portion of the advertising and marketing agreement are included in other assets on the consolidated balance sheets. The current portion of the advertising and marketing agreement is included in prepaid expenses on the consolidated balance sheets.

Investments in equity securities of non-publicly traded companies are accounted for under the cost method. Under the cost method, strategic investments in which the Company holds less than a 20% voting interest and does not have the ability to exercise significant influence are carried at the lower of cost or fair value. This investment is included in other assets on the consolidated balance sheets and are carried at fair value or cost, as appropriate. The Company periodically reviews this investment for other-than-temporary declines in fair value based on the specific identification method and would write down the investments to its fair values if an other-than-temporary decline has occurred. No such impairment has occurred to date.

Goodwill and Purchased Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. Intangible assets resulting from the acquisitions of entities accounted for using the purchase method of accounting are recorded at the estimated fair value of the assets acquired. Identifiable intangible assets are comprised of purchased customer relationships, trademarks and trade names, developed technologies and other intangible assets. Identifiable intangible assets are amortized using the straight-line method over estimated useful lives ranging from two to eight years. In accordance with Statement of Financial Accounting Standards, or SFAS, No. 142, Goodwill and Other Intangible Assets, goodwill and other intangible assets with indefinite lives are not amortized but tested annually for impairment or more frequently if the Company believes indicators of impairment exist. The performance of the impairment test involves a two-step process. The first step involves comparing the fair values of the applicable reporting units with their aggregate carrying values, including goodwill. If the carrying value of a reporting unit exceeds the reporting unit’s fair value, the Company performs the second step of the test to determine the amount of impairment loss. The second step involves measuring the impairment by comparing the implied fair values of the affected reporting unit’s goodwill and intangible assets with the respective carrying values.

Long-lived assets, such as intangible assets, are evaluated for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The Company assesses the value of the assets based on the future cash flows the assets are expected to generate, and recognizes an impairment loss when the estimated undiscounted future cash flows that are expected to result from the use of the assets, plus net proceeds expected from disposition of the assets (if any), are less than the carrying value of the assets. When an impairment is identified, the Company reduces the carrying amount of the assets to estimated fair value based on a discounted cash flow approach or, when available and appropriate, comparable market values. During 2007, as a result of the Company’s decision to shut down its Stage6 operations and the related originally anticipated reliance of the planned revenue to be generated from Stage6, the Company recorded an impairment of a patented technology license in the amount of approximately $3.0 million.

In December 2007, the Company executed a format approval fee agreement with Sony Pictures Television, or SPT. This agreement provides for SPT to allow online retailers to offer SPT’s titles for secure download in the DivX format for playback on DivX Certified consumer electronics devices. The total consideration paid by the Company to SPT was a one-time non-refundable fee of $1.5 million and fully vested warrants to purchase 100,000 shares of the common stock of DivX with a strike price of $16.14 and an exercise period of 18 months. The value of these warrants at the date of issuance was approximately $300,000. The total consideration of

DivX, Inc.

Notes to Consolidated Financial Statements—(Continued)

$1.8 million was capitalized as an intangible asset and is being recorded against revenues generated from Sony Corporation over the estimated useful life of the format fee approval agreement, which is estimated to be five years.

Contingent Consideration

In connection with certain of our acquisitions, additional cash consideration will be paid to the former holders of capital stock and other rights upon satisfaction of certain future performance goals. In accordance with SFAS No. 141, Business Combinations, or SFAS 141, contingent consideration is recorded when a contingency is satisfied and additional consideration is issued or becomes issuable. In accordance with EITF Issue No. 95-8, Accounting for Contingent Consideration Paid to the Shareholders of an Acquired Enterprise in a Purchase Business Combination, the additional consideration issuable to holders of unrestricted common stock and fully vested options as of the acquisition date is recorded as additional purchase price, as the consideration is unrelated to any employment requirement with the Company. If additional consideration is recorded, such amount will be allocated to goodwill.

Property and equipment

Long-lived assets, consisting primarily of office and computer equipment, are recorded at cost. Depreciation is computed using the straight-line method over the shorter of the useful lives of the assets or the remaining associated lease terms, which are three to seven years.

Concentration of credit risk

A small number of customers account for a significant percentage of the Company’s net revenues as follows:

	Year ended December, 31
Year ended December 31,	2005	2006	2007
Google, Inc.	15%	20%	19%
LG Electronics Inc.	*	10	10
Koninklijke Philips Electronics N.V.	13	*	*

*	Less than 10% of net revenue.

As the Company does not ship inventory, credit terms are generally provided given consideration to the small financial commitment of the Company’s resources to any customer transaction. A cash deposit is generally not required.

Accounts receivable and allowance for uncollectible sales and accounts

The Company has reflected in its balance sheets, on a net basis, amounts invoiced to customers that are unpaid when the associated revenue is unearned. The amount of unearned revenue that has been offset against the related accounts receivable totaled approximately $3.9 million and $3.1 million at December 31, 2006 and 2007, respectively.

The Company maintains a reserve for estimated uncollectible sales and accounts. The Company estimates the allowance for uncollectible sales and accounts based on its historical experience. In evaluating the adequacy of this reserve the Company considers the length of time the receivables are past due, specific customer

DivX, Inc.

Notes to Consolidated Financial Statements—(Continued)

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

Foreign currency translation

The functional currency of the Company’s foreign subsidiaries is generally their respective local currency. Assets and liabilities are translated into U.S. dollars at the rate of exchange existing at the balance sheet date. Income statement amounts are translated at the average exchange rates for the period. Translation gains and losses are included as a component of accumulated other comprehensive income in the accompanying consolidated balance sheets. Foreign currency transaction gains and (losses) are included in the consolidated statements of income, principally in other income (expense).

Revenue recognition

The Company evaluates revenue recognition for transactions to sell products and services and to license technology using the criteria set forth by the Securities Exchange Commission in Staff Accounting Bulletin No. 104, Revenue Recognition, or SAB No. 104. SAB No. 104 states that revenue is recognized when each of the following criteria is met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the seller’s price to the buyer is fixed or determinable and collectibility is reasonably assured. In accordance with Emerging Issues Task Force, or EITF, Issue No. 00-21, revenue from multiple-element arrangements is allocated among separate elements based on their relative fair values, provided the elements have value on a stand-alone basis, there is objective and reliable evidence of fair value, the arrangement does not include a general right of return relative to the delivered item and delivery or performance of the undelivered item(s) is considered probable and substantially in the Company’s control. The maximum revenue recognized on a delivered element is limited to the amount that is not contingent upon the delivery of additional items.

The Company’s licensing revenue is primarily derived from royalties paid to the Company by licensees of the Company’s intellectual property rights. Revenue in such transactions is recognized during the period in which such customers report to the Company the number of royalty-eligible units that they have shipped. Revenue from

DivX, Inc.

Notes to Consolidated Financial Statements—(Continued)

guaranteed minimum-royalty licenses is recognizable upon delivery of the technology license when no further obligations of the Company exist. Certain of the Company’s license agreements provide for royalties based on its estimations of the volumes of certain units consumer hardware device manufacturers are estimated to ship during a given term for which the Company recognizes revenue over the term of the contractual agreement. In certain guaranteed minimum-royalty licenses and license agreements based on volume estimates, the Company enters into extended payment programs with customers. In certain guaranteed minimum-royalty licenses and license agreements based on volume estimates, the Company enters into extended payment programs with customers. Revenue related to such extended payment programs is recognized at the earlier of when cash is received or when periodic payments become due to the Company. If the Company receives non-refundable advance payments from licensees that are allocable to future contract period or could be creditable against other obligations of the licensee to it, the recognition of the related revenue is deferred until such future period or creditable obligation lapses. Royalties and other license fees are recorded net of reserves for estimated losses, and are recognized when all revenue recognition criteria have been met. The Company makes judgments as to whether collectibility can be reasonably assured based on the licensee’s recent payment history unless significant and persuasive evidence exists that the customer is creditworthy. In the absence of a favorable collection history or significant and persuasive evidence that the customer is creditworthy, the Company recognizes revenue upon receipt of cash, provided that all other revenue recognition criteria have been met.

The Company has entered into a contractual relationship to license technology to a customer and the Company also obtained format approval for which it provided consideration to a related customer. In situations where the Company does not receive an identifiable benefit that is sufficiently separable from its customers purchase of its products or where it cannot reasonably estimate the fair value of the products or services it is purchasing, the Company records the consideration provided to its customers as an offset to revenues in accordance with EITF Issue No. 01-9, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products).

The Company recognizes revenue in connection with its software products pursuant to the requirements of Statement of Position, or SOP, No. 97-2, Software Revenue Recognition, as amended by SOP No. 98-9, Software Revenue Recognition with Respect to Certain Arrangements. For multiple element software arrangements, the Company recognizes revenue under the residual method when Company-specific objective evidence of fair value exists for all of the undelivered elements of the arrangement, but does not exist for one or more of the delivered elements in the arrangement. Under the residual method, at the outset of the arrangement with a customer, the Company defers revenue for the fair value of its undelivered elements and recognizes the revenue for the remainder of the arrangement fee attributable to the elements initially delivered, such as software licenses, when the criteria in SOP No. 97-2 have been met. If vendor specific objective evidence does not exist for an undelivered element in a software arrangement, revenue is recognized over the term of the contractual support period or, if unspecified, 24 to 36 months (depending on the estimated length of the product life cycle, which approximates the support period for the specific product), commencing upon delivery of the Company’s software to the customer. Royalty revenue from license agreements with independent software vendors, or ISVs, who embed the Company’s products into their own is recognized upon receipt of reports from licensees stating the number of products implementing the Company’s technologies on which royalties are due. In the case of prepayments received from an ISV when the Company provides ongoing support to the ISV in the form of future upgrades, enhancements or other services over the term of the arrangement, revenue is recognized ratably over the term of the contract, as vendor specific objective evidence does not exist for future support services to be provided.

So long as all of the other elements of revenue recognition are met, the Company recognizes revenues on services during the period such services are provided. The Company is paid for distributing certain third-party software when such software is downloaded or installed via the Company’s website. The related distribution fees

DivX, Inc.

Notes to Consolidated Financial Statements—(Continued)

are recognized based on the number of downloads and installations. The Company is also paid by content providers and commercial content users to encode content into the DivX media format, and recognizes related revenues when such encoding services are provided. Additionally, the Company is paid service fees as a percentage of transaction revenue for electronically distributing encoded media for content providers, and recognizes related revenues in the period that third-party reports on such transactions are received by the Company.

Product development costs

The Company includes research and development costs as part of product development. The Company accounts for research and development costs in accordance with several accounting pronouncements, including SFAS No. 2, Accounting for Research and Development Costs, and SFAS No. 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed. SFAS No. 86 specifies that costs incurred internally in researching and developing a computer software product should be charged to expense until technological feasibility has been established for the product. Once technological feasibility is established, all software costs should be capitalized until the product is available for general release to customers. Judgment is required in determining when technological feasibility of a product is established. The Company has determined that technological feasibility for its software products is reached shortly before the products are available for general release to customers. Through December 31, 2007, the Company has expensed all software development costs when incurred because costs incurred after technological feasibility was established and prior to commercial availability was insignificant. Additionally, the Company incurs website development costs. Such costs are accounted for in accordance with EITF Issue No. 00-2, Accounting for Web Site Development Costs, and SOP No. 98-1, Accounting for the costs of Computer Software Developed or Obtained for Internal Use. Through December 31, 2007, costs required to be capitalized, such as software acquired or built while in the web site application and infrastructure development stage has been insignificant, and as a result all related development costs have been expensed in the period incurred.

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

Advertising

The Company expenses advertising costs as incurred. Advertising expenses for the years ended December 31, 2005, 2006 and 2007, were approximately $65,000, $500,000 and $700,000, respectively.

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

DivX, Inc.

Notes to Consolidated Financial Statements—(Continued)

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

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share amounts):

	Year ended December 31,
	2005	2006	2007
Numerator:
Net income	$2,295	$16,440	$9,208
Income allocable to preferred stockholders	(2,295)	(5,704)	—

Net income allocable to common stockholders	$—	$10,736	$9,208

Denominator:
Weighted-average common shares outstanding (basic)	7,323	15,231	33,939
Common equivalent shares from common and preferred stock warrants	—	587	244
Common and equivalent shares from options to purchase common stock and unvested shares of common stock subject to repurchase	—	1,835	1,232

Weighted-average common shares outstanding (diluted)	7,323	17,653	35,415

Basic net income per share	$—	$0.70	$0.27

Diluted net income per share	$—	$0.61	$0.26

Potentially dilutive securities not included in the calculation of diluted net income per share because to do so would be anti-dilutive are as follows (in thousands):

	Year ended December 31,
	2005	2006	2007
Convertible preferred stock	16,642	12,082	—
Common and preferred stock warrants	755	—	100
Options to purchase common stock	1,698	124	3,260
Shares of common stock subject to repurchase	580	—	—

Totals	19,675	12,206	3,360

DivX, Inc.

Notes to Consolidated Financial Statements—(Continued)

Stock-based compensation

Prior to January 1, 2006, the Company accounted for employee stock-based compensation in accordance with Accounting Principles Board Opinion 25, Accounting for Stock Issued to Employees, or APB 25, and Financial Accounting Standards Board Interpretation, or FIN, No. 44, Accounting for Certain Transactions Involving Stock Compensation—an Interpretation of APB No. 25, and complied with the disclosure provisions of SFAS 123, Accounting for Stock-Based Compensation, and related SFAS No. 148, Accounting for Stock-Based Compensation—Transaction and Disclosure. Under APB 25, compensation expense is based on the difference, if any, on the date of the grant, between the fair value of the Company’s stock and the exercise price of the option. Prior to January 1, 2006, the Company amortized deferred stock-based compensation using the straight-line method over the vesting period.

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

Prior to its initial public offering in September 2006, the Company granted stock options to purchase common stock to employees with exercise prices equal to the value of the underlying stock, as determined by the board of directors on the date the equity award was granted. The Company’s board of directors had determined the fair value of the Company’s common stock based on several factors, including but not limited to, historical and projected financial results, the risks the Company faced at the time, the preferences of the Company’s preferred stockholders and the lack of liquidity of the Company’s common stock.

In connection with the preparation of the financial statements for the Company’s initial public offering and solely for the purposes of accounting for stock-based compensation for financial statement purposes, the Company’s management reassessed the fair value of the Company’s common stock for the equity awards granted on or after October 1, 2004 (which coincided approximately with the Company’s Series C preferred stock financing) through December 31, 2005. Based upon this reassessment of the fair value of the Company’s common stock, the Company recorded deferred stock-based compensation to the extent that the reassessed value of the Company’s common stock at the date of the grant exceeded the exercise price of the equity awards. Reassessed values are inherently uncertain and highly subjective. The Company recorded deferred compensation of $1,244,000 during 2005. For stock options granted prior to September 30, 2004, no expense was recorded as management determined that the estimated fair value of the Company’s stock at the date of grant did not exceed the exercise price. Deferred stock-based compensation is being amortized on a straight-line basis over the stock option vesting period of generally four years. In 2005, the Company recognized stock-based compensation expense related to options granted to employees based on the reassessed values of the common stock underlying the stock option awards. The expense associated with the amortization of unearned stock-based compensation related to options for which we reassessed the value is classified in the Company’s consolidated statements of income as follows:

	Year ended December 31,
	2005	2006	2007
	(in thousands)
Total cost of revenues	$1	$4	$3
Selling, general and administrative	252	190	110
Product development	141	262	265

Total	$394	$456	$378

DivX, Inc.

Notes to Consolidated Financial Statements—(Continued)

In 2006, the Company adopted SFAS No. 123R, Share-Based Payment, or SFAS 123R, which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements as compensation expense over the vesting period based on their grant date fair values and does not allow the previously permitted pro forma disclosure-only method as an alternative to financial statement recognition. SFAS 123R supersedes APB 25 and related interpretations and amends SFAS No. 95, Statement of Cash Flows. The Company adopted SFAS 123R effective January 1, 2006, prospectively for new equity awards issued subsequent to January 1, 2006. As the Company utilized the minimum value method prior to January 1, 2006, pursuant to SFAS 123R the Company will continue to recognize compensation expense relating to unvested awards issued prior to January 1, 2006 using APB 25 which is the same accounting principle originally applied to those awards. The adoption of SFAS 123R in 2006 and 2007 resulted in the recognition of additional stock-based compensation expense and a reduction in net income of approximately $1.9 million and $7.4 million, respectively. Recording this stock compensation expense caused the Company’s basic and diluted earnings per share for the fiscal year ended December 31, 2006 to be reduced by $0.12 and $0.11, respectively and for the fiscal year ended December 31, 2007 to be reduced by $0.22 and $0.21, respectively, net of related tax benefits.

In connection with the adoption of SFAS 123R, the Company reviewed and updated, among other things, its forfeiture rate, expected term and volatility assumptions. The weighted average expected lives of the options for the years ended December 31, 2006 and 2007 reflects the application of the simplified method set out in SAB No. 107 Share Based Payments, or SAB 107, which was issued in March 2005. The simplified method defines the life as the average of the contractual term of the options and the weighted average vesting period for all option tranches. Estimated volatility for the years ended December 31, 2006 and 2007 also reflects the application of SAB 107 interpretive guidance and, accordingly, incorporates historical volatility of similar entities whose share prices are publicly available. The fair value of each option grant is estimated on the date of grant using the Black-Scholes method with the following assumptions in the years ended December 31, 2006 and 2007:

	2006	2007
Expected life (in years)	6.25	6.24
Interest rate	5.0%	4.6%
Volatility	55%	48%
Dividend yield	—	—

As of December 31, 2007, there was $33.1 million of unrecognized compensation cost related to stock options which is expected to be recognized over a weighted-average period of 1.66 years. The unrecognized compensation related to the acquisition of Corporate Green (which is described in more detail in Note 11) was $25,000 and will be recognized during 2008. The Company recorded cash received from the exercise of stock options of $414,000 and $1.1 million and related tax benefits of $60,000 and $825,000 during fiscal 2006 and 2007, respectively. Upon option exercise, the Company issues new shares of common stock.

The estimated weighted-average fair value of an option to purchase one share of common stock granted during 2006 and 2007 was $7.30 and $8.42, respectively. The total intrinsic value of options exercised during 2006 and 2007 was $2.3 million and $10.3 million, respectively.

2006 Employee Stock Purchase Plan

In July 2006, the Company adopted the 2006 Employee Stock Purchase Plan, or Purchase Plan. A total of 550,000 shares of common stock were initially reserved under the Purchase Plan, such number to be automatically increased on January 1 of each year, beginning with January 1, 2007, by the lesser of (i) one and one-half percent of the total number of shares outstanding or (ii) 1,500,000 of common stock, subject to

DivX, Inc.

Notes to Consolidated Financial Statements—(Continued)

adjustment as provided in the Purchase Plan, for issuance and purchase by employees of the Company to assist them in acquiring a stock ownership interest in the Company and to encourage them to remain employees of the Company. The Purchase Plan is qualified under Section 423 of the Internal Revenue Code and permits eligible employees to purchase common stock at a discount through payroll deductions during specified six-month offering periods. No employee may purchase more than $25,000 worth of common stock in any calendar year.

The purchase price of common stock under the Purchase Plan shall be determined as the lesser of (i) an amount equal to eighty-five percent of the fair market value of the shares of common stock on the offering date or (ii) an amount equal to eighty-five percent of the fair market value of the shares of common stock on the last day of each six-month purchase period.

The fair value of each compensatory share purchase right is estimated on the date of grant using the Black-Scholes option pricing model. The following assumptions were used in estimating the fair value of the purchase rights during 2006 and 2007:

	2006	2007
Expected term (in years)	0.5	0.56
Risk-free interest rate	5.1%	4.2%
Expected volatility	39%	41%
Dividend yield	—	—

The weighted-average estimated fair value of each compensatory share purchase right issued during 2006 and 2007 was $4.29 and $5.14, respectively.

Recently issued accounting standards

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, or SFAS 157, which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of SFAS 157 are effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact, if any, of the provisions of SFAS 157.

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

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (Revised 2007) (SFAS 141R), “Business Combinations”. SFAS 141R will change the accounting for business combinations. Under SFAS 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS 141R will change the accounting treatment and disclosure for certain specific items in a business combination. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. SFAS 141R will have an impact on accounting for business combinations once adopted but the effect is dependent upon acquisitions at that time.

DivX, Inc.

Notes to Consolidated Financial Statements—(Continued)

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160 (SFAS 160), “Noncontrolling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51”. SFAS 160 establishes new accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008. The Company is currently evaluating the impact of SFAS No. 160 on its consolidated results of operations and financial position.

In December 2007, the SEC issued SAB No. 110, Certain Assumptions Used in Valuation Methods—Expected Term (“SAB110”). According to SAB 110, under certain circumstances the SEC staff will continue to accept beyond December 31, 2007 the use of the simplified method in developing an estimate of expected term of share options that possess certain characteristics in accordance with SFAS 123R beyond December 31, 2007. The Company will adopt SAB 110 effective January 1, 2008 and continue to use the simplified method in developing the expected term used for our valuation of stock-based compensation until sufficient historical experience exists for which the Company can determine the expected term of its options granted.

2. Short-term investments

The following tables summarize short-term investments by security type (in thousands):

December 31, 2007
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Auction rate securities	$17,700	$—	$—	$17,700
Commercial paper	30,750	38	(3)	$30,785
Corporate bonds	55,885	32	(41)	$55,876
Government	22,055	87	—	$22,142

	$126,390	$157	$(44)	$126,503

December 31, 2006
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Auction rate securities	$9,800	$—	$—	$9,800
Commercial paper	23,913	—	(23)	23,890
Corporate bonds	26,232	—	(43)	26,189
Government	2,458	—	(6)	2,452

	$62,403	$—	$(72)	$62,331

The following table summarizes the contractual maturities of the Company’s short-term investments (in thousands):

	December 31,
	2006	2007
Less than one year	$43,284	$99,340
Due in one to five years	9,247	9,463
Due after five years	9,800	17,700

	$62,331	$126,503

DivX, Inc.

Notes to Consolidated Financial Statements—(Continued)

Asset-backed securities have been allocated within the contractual maturities table based upon the set maturity date of the security. Realized gains and losses on short-term investments are included in interest expense and other, in the accompanying consolidated statements of income. The Company recorded no realized gains or losses on its short-term investments in 2005, 2006 or 2007.

As of December 31, 2007, the Company had no investments that have been in a continuous unrealized loss position for a period of 12 months.

At December 31, 2006 and 2007, the Company’s holdings of auction rate securities aggregated approximately $9.8 million and $17.7 million, respectively, and were included in short-term investments in the accompanying consolidated balance sheets. As of December 31, 2007, the auction rate debt securities have stated maturities through 2045. Each of these securities has interest rates which typically reset every 27 to 34 days. At each auction reset, the Company has the option to hold the position, bid for a new interest rate or sell. In the event of a failed auction rate debt security, the Company may reclassify the auction rate debt security from short-term to long-term investments based on the actual maturity of the security rather than the auction reset period. In addition, if an auction fails, the Company’s investment may not be liquid. In the event the Company needs to access these funds, the Company may not be able to until a future auction on these investments is successful. If the issuer is unable to successfully close future auctions and their credit rating deteriorates, the Company may be required to adjust the carrying value of the investment through an impairment charge.

3. Financial Statement Details

Property and Equipment

Property and equipment consists of the following (in thousands):

	December 31,
	2006	2007
Computer equipment	$5,215	$8,137
Software	1,039	1,339
Leasehold improvements	1,002	1,119
Furniture and fixtures	315	427
Office equipment	172	173

	7,743	11,195
Less accumulated depreciation and amortization	(4,255)	(5,793)

	$3,488	$5,402

Depreciation and amortization expense was $1.0 million, $1.6 million, and $1.9 million for the years ended December 31, 2005, 2006 and 2007.

DivX, Inc.

Notes to Consolidated Financial Statements—(Continued)

Intangible Assets

Intangible assets consist of the following (in thousands):

	December 31,
	2006	2007
Definite Lives:
Developed technologies	$—	$11,337
Customer lists	—	1,400

	—	12,737
Less accumulated amortization	—	(276)

	$—	$12,461
Indefinite Life:
Trade name	—	1,800

	$—	$14,261

Amortization expense relating to intangible assets was $0 in 2005 and 2006 and $276,000 in 2007 and is included in selling, general and administrative expenses in the consolidated statements of income.

Future estimated amortization expense over the following five-year period is as follows (in thousands):

2008	$2,116
2009	2,096
2010	1,966
2011	1,966
2012	1,894
Thereafter	2,423

$12,461

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

DivX, Inc.

Notes to Consolidated Financial Statements—(Continued)

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

DivX, Inc.

Notes to Consolidated Financial Statements—(Continued)

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

Stock options

In July 2006, the Company adopted its 2006 Equity Incentive Plan, or 2006 Plan, which became effective immediately following the closing date of the Company’s initial public offering. A total of 7,577,336 shares of common stock are reserved under the 2006 Plan as of December 31, 2007, such number is automatically increased on January 1 of each year by the lesser of (i) five percent of the total number of shares of common stock outstanding on December 31 of the previous year or (ii) 5,000,000 shares of common stock, subject to adjustments provided in the 2006 Plan, or such smaller amount of shares of common stock as the board of directors or compensation committee may designate. Generally, options granted under the 2006 Plan are exercisable for up to 10 years from the date of grant and vest over a four-year period. The Company also has a 2000 Stock Incentive Plan, or 2000 Plan. The Company has reserved 6,579,011 shares of common stock for issuance under the 2000 Plan. Generally, options granted under the 2000 Plan are exercisable for up to 10 years from the date of grant and vest over a four-year period. The 2000 Plan allows for early exercise of unvested options. The Company does not make grants from the 2000 Plan. Upon the exercise of an option prior to vesting, the Company has a right to repurchase such shares at the original exercise price to the extent that they have not vested in accordance with the related option agreement. The consideration received for the exercise of an unvested stock option granted is considered a deposit of the exercise price, and thus is a liability that is recorded by the Company. The liability associated with this potential for repurchase, and the related shares, are only reclassified into equity as the option award vests. As a result, the Company has recorded a liability of $356,000 and $114,000 as of December 31, 2006 and 2007, respectively, for the unvested portion of early stock option exercises.

DivX, Inc.

Notes to Consolidated Financial Statements—(Continued)

Following is a summary of all stock option activity for the years ended December 31, 2005, 2006 and 2007 (in thousands, except per share amounts):

	Options	Weighted-average exercise price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Balance at December 31, 2004	4,146	$0.24
Granted	744	1.12
Exercised	(2,852)	0.23
Canceled	(341)	0.48

Balance at December 31, 2005	1,697	$0.58
Granted	999	10.40
Exercised	(586)	0.71
Canceled	(127)	2.53

Balance at December 31, 2006	1,983	$5.36	7.7	$35,765
Granted	4,202	16.89
Exercised	(683)	1.68
Canceled	(1,257)	16.73

Balance at December 31, 2007	4,245	$14.04	8.9	$10,374

Vested at December 31, 2007	1,000	$8.70	7.4	$6,942

Vested at December 31, 2006	898	$0.76	5.8	$20,028

Vested and expected to vest at December 31, 2007	3,891	$13.86	8.8	$10,124

Vested and expected to vest at December 31, 2006	1,873	$5.03	7.4	$34,365

Exercisable at December 31, 2007	1,387	$7.72	7.6	$10,363

Exercisable at December 31, 2006	1,756	$2.70	7.3	$35,766

Additional information regarding options outstanding for all plans as of December 31, 2007, is as follows (in thousands, except per share data):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (yrs.)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.12 – 11.00	853	6.6	$2.06	543	$1.31
$12.00 – 15.27	972	9.5	14.26	150	13.77
$15.71 – 17.15	1,215	9.5	16.44	201	17.13
$17.57 – 21.53	915	9.7	18.24	41	19.43
$23.60 – 27.05	290	8.9	25.14	65	25.76

Total	4,245		$14.04	1,000	$8.70

DivX, Inc.

Notes to Consolidated Financial Statements—(Continued)

The number of shares subject to options outstanding at December 31, 2006 and 2007 includes 452,391, and 122,887 shares at a weighted average exercise price of $0.79, and $0.93, respectively, that were unvested at December 31, 2006 and 2007.

As of December 31, 2007, 988,530 and 5,946,687 shares were available for future grant under the 2000 Plan and the 2006 Plan, respectively.

During October 2007, the Company’s former CEO, Jordan Greenhall resigned as an employee of the Company and at the same time agreed to cancel 495,000 of unvested stock options. Due to Mr. Greenhall’s continued services as a Director of the Company through December 19, 2007, which would not have required him to cancel his options, the Company treated the cancellation as a modification of the agreement and recorded a compensation charge of approximately $3.2 million to its statements of income during the fourth quarter of 2007.

Warrants

A summary of warrant activity is as follows (in thousands, except per share data):

	December 31,
	2005		2006		2007
	Number of Warrants	Weighted Average Exercise Price	Number of Warrants	Weighted Average Exercise Price	Number of Warrants	Weighted Average Exercise Price
Outstanding, beginning of year	785	$1.30	788	$1.35	583	$1.00
Granted	10	4.64	—	—	100	16.14
Exercised	(7)	0.73	(205)	2.34	(508)	0.73

Outstanding, end of year	788	$1.35	583	$1.00	175	$10.46

In connection with the execution of a format approval agreement in December 2007, the Company issued warrants to buy 100,000 shares of common stock to Sony Pictures Television, Inc. These warrants may be exercised at $16.14 per share at any time up to June 20, 2009. The fair value of these warrants at the date of issuance was approximately $300,000, which is being expensed over the estimated useful life of the format fee approval agreement, which is estimated to be five years.

The Company determined the value of warrants at the date of grant using the Black-Scholes option pricing model based on the estimated fair value of the underlying stock, a volatility rate ranging from 42% to 100%, no dividends, a risk-free interest rate ranging from 3% to 6%, and an expected life that coincides with the maximum exercise periods of the warrants.

Shares of common stock reserved for issuance

As of December 31, 2006 and 2007, shares of common stock reserved for issuance were as follows (In thousands):

	December 31,
	2006	2007
Common stock options outstanding	1,983	4,245
Common stock options available for grant	7,005	6,935
Warrants	583	175

Total common shares reserved for future issuance	9,571	11,355

DivX, Inc.

Notes to Consolidated Financial Statements—(Continued)

5. Financing arrangement, excluding capital leases

The Company had a loan and security agreement consisting of a $10.0 million revolving line of credit for working capital purposes and up to $2.0 million to finance eligible equipment whereby the Company could receive term loans, due in 30 to 48 monthly installments. During 2007 these loan and security agreements expired. As of December 31, 2006 $393,000 was outstanding under the equipment term loan agreement. Interest was payable monthly at the bank’s prime rate plus 1.0%, not to go below 5.0%. The interest rate was 7.25% at December 31, 2006.

The financing arrangement was secured by any and all certificates of deposit, money market accounts, deposit accounts, investment accounts and/or other accounts held at the bank. The Company was required to adhere to various reporting and administrative covenants. As of December 31, 2006 the Company was in compliance with such covenants.

The financing arrangement was subject to events of default, including if (i) a material adverse change occurs in the Company’s financial condition, (ii) the lender believes the prospect of payment or performance of the indebtedness is impaired or (iii) the lender in good faith deems itself insecure. If an event of default occurred, all amounts due under the revolving line of credit and term loan agreement would have become due and payable.

In conjunction with the acquisition of MainConcept, the Company assumed an overdraft facility and a bank loan for $37,000 and $47,000, respectively, as of December 31, 2007. The overdraft facility bears interest at a rate of approximately 12% per annum and is payable upon demand. The bank loan is payable over a period of two years ending in September 2009 and bears interest at a rate of 4.75% per annum.

6. Commitments

Leases

The Company has multiple capital and operating leases for facilities and equipment expiring through 2009. Cost under capital leases was $1.9 million at December 31, 2006 and 2007. Accumulated amortization under capital leases was $1,800,000 and $1,836,000 at December 31, 2006 and 2007, respectively. Amortization of equipment under capital lease obligations is included in depreciation expense. Some of the leases contain renewal and purchase options. Rent expense under operating leases was $359,000, $818,000, and $1.0 million for the years ended December 31, 2005, 2006, and 2007, respectively.

Future minimum payments under capital leases and non-cancelable operating leases with initial terms of one year or more consists of the following at December 31, 2007 (in thousands):

	Operating leases	Capital leases
2008	$1,193	$42
2009	210	32
2010	74	—
2011	74	—
2012	18	—

Total minimum lease payments	$1,569	74

Less amount representing interest		(5)

Present value of future minimum capital lease obligations		69
Less amount due in one year		(38)

Long-term portion of capital lease obligations		$31

DivX, Inc.

Notes to Consolidated Financial Statements—(Continued)

In June 2004, pursuant to an office lease agreement, the Company established a $250,000 letter of credit which expires in March 2009, but automatically renews subsequent to March 2009 on a yearly basis unless the Company is notified by the lender.

In January 2007, the Company entered into a lease agreement for approximately 30,000 square feet of additional office space in San Diego that expires in July 2008. Minimum lease payments are estimated to be approximately $420,000 for 2008, respectively.

7. Contingencies

Legal Matters

The Company has been involved in intellectual property litigation that has the potential to adversely affect operating results. While the Company prevailed in such matters in the past, it may not prevail in any such matters in the future. Although the Company licenses intellectual property from a variety of sources, other owners of intellectual property rights have sent notifications to the Company indicating that they believe that the Company may be infringing on their intellectual property rights.

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

On September 6, 2007, the Company filed a lawsuit seeking a declaratory relief judgment against Universal Music Group, Inc. and related entities, or UMG, in the United States District Court for the Southern District of California. In the lawsuit the Company alleged that UMG has asserted claims of copyright infringement against the Company arising from the operation of Stage6, its online video community service. The Company further alleged that UMG claimed that the Digital Millennium Copyright Act, including without limitation its notice-and-takedown procedures, was inapplicable to the activities of Stage6. The Company asked that the court declare that it is not liable to UMG for copyright infringement based upon the operation of Stage6 or in the alternative that any potential liability is barred by provisions of the Digital Millennium Copyright Act. UMG responded by filing a lawsuit against the Company in the Central District of California on October 22, 2007 alleging copyright infringement and seeking monetary damages, and later sought to dismiss or transfer the lawsuit that the Company initially filed in the United States District Court for the Southern District of California. On February 5, 2008, the Court in the Southern District of California granted UMG’s motion to dismiss the Company’s lawsuit. At this time, the parties are waiting for the Court to decide on the Company’s currently pending motion to dismiss UMG’s action in the Central District. The Company believes it has meritorious defenses to UMG’s claims and will assert them vigorously, but litigation is inherently uncertain and there can be no guarantee that it will prevail or that the litigation will not have material adverse consequences for the Company; an unfavorable resolution of these proceedings could materially affect our future operating results or financial conditions in particular periods.

The Company is also involved in various legal proceedings from time to time arising from the normal course of business activities, including commercial, employment and other matters. In its opinion, resolution of these proceedings is not expected to have a material adverse effect on the Company’s operating results or financial condition. However, it is possible that an unfavorable resolution of one or more such proceedings could materially affect the Company’s future operating results or financial condition in a particular period.

DivX, Inc.

Notes to Consolidated Financial Statements—(Continued)

8. Income taxes

Income before income taxes for the years ended December 31, 2005, 2006 and 2007 is comprised of the following (in thousands):

	Year Ended December 31,
	2005	2006	2007
Domestic	$3,357	$17,002	$9,573
Foreign	—	—	(1,339)

	$3,357	$17,002	$8,234

The components of the income tax provision were as follows:

	Year ended December 31,
	2005	2006	2007
	(in thousands)
Current:
Federal	$—	$550	$(954)
State	34	—	547
Foreign	1,028	2,312	3,400

Total current	1,062	2,862	2,993
Deferred
Federal	—	(1,624)	(3,361)
State	—	(676)	(525)
Foreign	—	—	(81)

Total deferred	—	(2,300)	(3,967)

Total provision for income taxes	$1,062	$562	$(974)

The following is a reconciliation of the expected statutory federal income tax provision to the Company’s actual income tax provision:

Year ended December 31,	2005	2006	2007
	(in thousands)
Expected income tax provision at federal statutory tax rate	$1,175	$5,950	$2,882
State income tax provision, net of federal benefit	193	977	16
Stock compensation	164	472	320
Foreign income taxes	1,028	2,312	3,298
Valuation allowance	33	(7,652)	(742)
Tax credits	(1,884)	(3,211)	(3,928)
Reduction in reserves	—	—	(1,744)
Utilization of net operating loss carryforward	—	—	(1,825)
Other	353	1,714	749

Income tax expense (benefit)	$1,062	$562	$(974)

DivX, Inc.

Notes to Consolidated Financial Statements—(Continued)

Significant components of the Company’s deferred tax assets as of December 31, 2006 and 2007, are shown below:

Year ended December 31,	2006	2007
	(in thousands)
Deferred tax assets:
Net operating loss carryforwards	$176	$2,028
Stock based compensation	392	2,806
Accrued expenses	388	1,579
Amortization expense	150	1,406
Research and development and other tax credits	1,288	—
Allowance for uncollectible sales and accounts	580	745
Deferred revenue	313	432
Deferred rent	188	112
Other, net	(107)	415

Total deferred tax assets	3,368	9,523
Valuation allowance for deferred tax assets	(1,068)	(320)

Net deferred tax assets	$2,300	$9,203

Deferred tax liabilities:
Purchased intangible assets	—	4,269

Total deferred tax liabilities	—	4,269

Total net deferred taxes	$2,300	$4,934

At December 31, 2007, the Company had U.S. federal and California tax net operating loss carryforwards of approximately $1.5 million and $600,000, respectively. The Company also has approximately $4.9 million of foreign net operating loss carryforwards, which have a full valuation allowance as of December 21, 2007. The U.S. federal and California tax loss carryforwards will begin to expire in 2021 and 2011, respectively, unless previously utilized. The foreign net operating loss carryforwards will begin to expire in five years after the NOL’s have been utilized. During 2007 the Company recorded an income tax benefit of approximately $1.8 million as a result of the completion of the Company’s Section 382/383 limitation analysis on the Company’s deferred tax assets related to its net operating loss carryforwards and certain research and development credits. It was determined that the remaining domestic net operating loss carryforwards will be limited to the utilization of approximately $350,000 per year under Section 382.

At December 31, 2007, based on the weight of available evidence, including cumulative profitability in recent years, the Company determined that it was more likely than not that a portion of its U.S. deferred tax assets would be realized and, at December 31, 2007, eliminated $1.06 million of valuation allowance associated with its U.S. deferred tax assets. The elimination of valuation allowance resulted in $1.06 million recognized as an increase in earnings for the year ended December 31, 2007.

As a result of its acquisition of MainConcept AG during 2007 (see Note 11), the Company has recorded a deferred tax assets of approximately $1.4 million related to foreign net operating loss carryforwards. At December 31, 2007, the Company maintained a valuation allowance of $1.4 million on this deferred tax assets due to the uncertainty of the Company’s ability to utilize this asset. Upon the determination of the Company’s ability to utilize these deferred tax assets, such valuation allowance will be reversed against the income tax provision as it relates to past acquisition losses. In addition, the Company also recorded a deferred tax liability of approximately $3.1 million relating to purchased intangible assets.

DivX, Inc.

Notes to Consolidated Financial Statements—(Continued)

The Company adopted FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes an interpretation of FASB Statement No. 109,” on January 1, 2007. FIN 48 clarifies the accounting for uncertain income tax positions recognized in an enterprise’s financial statements in accordance with Statement SFAS No. 109, “Accounting for Income Taxes.” It provides that a company should use a more-likely-than-not recognition threshold based on the technical merits of the income tax position taken. Income tax positions that meet the more-likely-than-not recognition threshold should be measured in order to determine the tax benefit to be recognized in the financial statements. As a result of adoption, the Company increased its accrual for unrecognized tax benefits by $2.4 million primarily related to research and development credits and a reduction in retained earnings of the same amount. During the fourth quarter of 2007, the Company completed its documentation process to support its research and development credits previously reserved under the adoption of FIN 48. After the Company completed the documentation process, it had determined that it was more likely than not that approximately $1.7 million of the tax benefits for the research and development tax credits should be recognized and accordingly, the Company recorded a reduction to its FIN 48 accrual of $1.7 million and a corresponding decrease in current income tax expense.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Unrecognized tax benefits balance at January 1, 2007	$3,151
Increases related to current year tax positions	135
Reversal of accrued unrecognized tax benefits	(2,019)
Decrease in unrecognized tax benefits for years prior to 2007	(641)
Lapse in statute of limitations	—

Unrecognized tax benefits balance at December 31, 2007	$626

All of the unrecognized tax benefits, if recognized, would affect the effective tax rate. The Company does not anticipate there will be a significant change in the unrecognized tax benefits within the next 12 months.

It is the Company’s practice to include interest and penalties that relate to income tax matters as a component of income tax expense. Including the cumulative effect of adopting FIN 48, $12,000 of interest and $0 of penalties were accrued as of January 1, 2007.

We file income tax returns in the U.S. and various foreign and state jurisdictions. Due to net operating loss and research and development credit carryovers from earlier years, we are subject to income tax examination by tax authorities from our inception to date.

Tax benefits of $825,000 and $60,000 for the years ended December 31, 2006 and 2007, respectively, related to employee stock compensation programs were credited to stockholders’ equity.

9. Employee retirement plan

Effective January 1, 2001, the Company adopted a 401(k) defined contribution retirement plan covering all employees who have completed one month of service. Participants may contribute up to 15% of annual compensation. The Company may, at its sole discretion, match dollar for dollar up to 2% of gross wages. For the years ended December 31, 2005, 2006 and 2007, there were no matching contributions made by the Company.

DivX, Inc.

Notes to Consolidated Financial Statements—(Continued)

10. Segment information and concentration of risk

Segment information

The Company’s operations are located primarily in the United States, and most of its assets are located in San Diego, California. The Company operates in one segment. Our chief operating decision-maker reviews our operating results on an aggregate basis and manages our operations as a single operating segment. Revenues are derived from product shipments to different geographies in the following manner:

	Year Ended December 31,
	2005	2006	2007
	(in thousands)
North America	$7,406	$14,426	$19,140
Europe	6,616	6,597	15,532
Asia	18,596	37,336	49,865
Rest of world	429	966	325

Total	$33,047	$59,325	$84,862

Concentration of risk

The Company has historically generated a substantial amount of its revenue from international sales. Any significant decline in the Company’s international sales could have a material adverse effect on its business, financial condition and results of operations.

For the years 2005, 2006 and 2007, the Company’s revenues outside North America comprised 78%, 76% and 77%, respectively, of its total net revenues. In addition, a large number of such consumer hardware device manufacturers are located in Asia, which comprised 56%, 63% and 59% of the Company’s total net revenues for 2005, 2006 and 2007, respectively.

11. Business Acquisitions and Combinations

Corporate Green

In March 2006 the Company acquired all of the assets of Corporate Green, a general partnership that developed an online community platform but had not commenced its principal operations and had not generated any revenue through the date of the acquisition. The total purchase price for the acquisition was valued at $659,000 and consisted of $431,000 in cash and 34,824 fully vested shares of the Company’s common stock, valued at $228,000. In addition to the purchase price, the Company issued to the former partners of Corporate Green 69,651 restricted shares of its common stock which vested upon the occurrence of certain events. Upon the earlier of December 31, 2006, March 31, 2007 and June 30, 2007 and the occurrence of certain performance milestones, and subject, in the case of the latter two events, to continued employment, the Company would pay an aggregate of $104,000, $104,000 and $31,000, respectively, in cash to the three former Corporate Green partners. At December 31, 2007, these milestones had been completed and the associated 65,798 restricted shares of common stock vested and the milestone payments of $239,000 had been paid. The remaining 3,853 restricted shares are expected to vest during 2008. In accordance with EITF Issue No. 95-8, Accounting for Contingent Consideration Paid to Shareholders of an Acquired Enterprise in a Purchase Business Combination, these deferred cash payments and the restricted stock were recorded as compensation expense in the period in which they are earned, as the payment of additional amounts and vesting of shares are directly linked to continued employment with the Company.

DivX, Inc.

Notes to Consolidated Financial Statements—(Continued)

The total purchase price, including other acquisition related costs was $659,000 and has been allocated as follows:

Developed Technology	$46,000
Assembled Workforce	613,000

$659,000

The above amounts were amortized to expense over the estimated useful lives of approximately 1.25 years.

Veatros

In July 2007, the Company acquired all of the assets of Veatros, L.L.C., or Veatros, a limited liability company engaged in real-time digital video processing for the purposes of producing enhanced video search and discovery services. At the time of acquisition, the operations of Veatros had been wound down and no development projects were in-process. The acquisition was accounted for as an acquisition of assets in accordance with Emerging Issues Task Force Issue No. 98-3, Determining Whether a Nonmonetary Transaction Involves Receipt of Productive Assets or of a Business. The total purchase price for the acquisition is up to $4.3 million comprised of an initial upfront cash payment of $2.0 million, which the Company made in July 2007, and subsequent cash payments up to $2.3 million upon the achievement of certain technology related milestones. The Company did not acquire any tangible assets or assume any liabilities as a result of the acquisition. The Company allocated the initial cash payment of $2.0 million, along with the first two milestones of $1.0 million, and $31,000 of acquisition related costs, for total purchase consideration of approximately $3.0 million to the one identifiable intangible asset, a patented technology license. The asset is being amortized over the remaining life of the patented technology license, approximately 8 years.

In July 2007, subsequent to the asset purchase, the Company’s board of directors approved a plan to separate its Stage6 operations into a separate private entity, and in early 2008 Stage6 was shut down. As a significant portion of the benefit from the acquired patented technology license was originally to be derived from Stage6 future activities, the Company evaluated the intangible asset for impairment as of December 31, 2007 in accordance with Statement of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets based on the projected benefits solely attributable to our core consumer electronics business. Based on the Company’s revised forecasts excluding the Stage6 future activities and discounting the cash flows attributable to our core consumer electronics business, the Company concluded that the carrying amount of the asset was not fully recoverable and an impairment charge equal to approximately $3.0 million was recorded in 2007 in the consolidated statements of income, as the acquired patented technology license was considered to have a recoverable value of approximately $60,000.

MainConcept

In November 2007, the Company acquired MainConcept AG, or MainConcept, a German-based provider of audio and video codec technology. In exchange for all outstanding shares of capital stock, the Company paid approximately $22.6 million. The purchase price, including acquisition costs of $200,000, was $16.4 million in cash, 88,940 shares of the Company’s common stock, which was valued at approximately $1.6 million as of the date of the transaction, and outstanding loans extended to MainConcept by one of its shareholders that the Company also purchased for an aggregate amount of approximately $4.4 million. In addition, the purchase agreement provides for additional payments of up to approximately $5.6 million upon the achievement by MainConcept of certain product development goals and certain financial milestones during 2008. If additional payments are made, the consideration will be recorded as additional purchase price and allocated to goodwill.

DivX, Inc.

Notes to Consolidated Financial Statements—(Continued)

The purchase price allocations are shown below (in thousands):

Cash and investments	$433
Accounts receivable	594
Other current assets	162
Property and equipment	419
Accounts payable and accrued expenses	(1,120)
Deferred tax liability, net	(3,119)
Long-tem debt	(295)
Other long-term liabilities	(25)

Net tangible liabilities	(2,951)
Developed technologies	11,337
Customer lists	1,400
Trade name	1,800
Goodwill	11,000

Total purchase price	$22,586

The goodwill recorded for the acquisition of MainConcept is not currently deductible for tax purposes (see Note 8), and will be assessed annually for impairment. The identifiable intangible assets will be amortized over the remaining useful lives of five to seven years for developed technologies, six years for tier I customer lists, two years for tier II customer lists. The acquired trade name and goodwill will not be amortized but assessed annually for impairment.

12. Selected quarterly financial data (unaudited)

The following table presents selected quarterly financial information for the periods indicated. This information has been derived from the Company’s unaudited quarterly consolidated financial statements, which in the opinion of management include all adjustments necessary for a fair statement of such information. In addition to normal recurring adjustments, 2006 includes the elimination of $7.7 million of valuation allowance associated with the Company’s deferred tax assets with the greatest effect occurring in the fourth quarter of 2006. The 2007 quarterly financial results include the reversal of approximately $4.1 million of tax reserves and the elimination of the valuation allowance on deferred tax assets in the fourth quarter of 2007 and an impairment charge of $3.0 million in the third quarter of 2007. The quarterly per share amounts presented below were calculated separately and may not sum to the annual figures presented in the consolidated statements of income. These operating results are also not necessarily indicative of results for any future period.

DivX, Inc.

Notes to Consolidated Financial Statements—(Continued)

	2007
	Q1	Q2	Q3	Q4	Total
	(in thousands, except per share amounts)
Net revenues	$20,218	$18,279	$21,895	$24,470	$84,862
Gross profit	19,109	17,302	20,887	23,085	80,383
Income (loss) from operations	4,157	(341)	(779)	(2,680)	357
Income (loss) before income taxes	6,060	1,683	1,249	(758)	8,234
Net income	3,660	1,003	816	3,729	9,208
Net income per share:
Basic	$0.11	$0.03	$0.02	$0.11	$0.27
Diluted	0.10	0.03	0.02	0.11	0.26

	2006
	Q1	Q2	Q3	Q4	Total
	(in thousands, except per share amounts)
Net revenues	$14,099	$13,174	$15,395	$16,657	$59,325
Gross profit	13,147	12,179	14,427	15,584	55,337
Income from operations	3,993	2,706	3,648	3,666	14,013
Income before income taxes	4,260	3,058	4,121	5,563	17,002
Net income	3,279	2,666	3,100	7,395	16,440
Net income per share:
Basic	$0.14	$0.11	$0.12	$0.22	$0.70
Diluted	0.11	0.09	0.10	0.21	0.61

13. Recent Events (unaudited)

In February 2008, the Company shut down Stage6, the Company’s online service that allowed users to publish and download video content. Based on the board of directors’ plan to separate its Stage6 operations into a separate private entity in 2007, the Company evaluated the intangible assets associated with Stage6, including the intangible assets associated with the Veatros acquisition (see Note 11), for impairment as of December 31, 2007 in accordance with Statement of SFAS No. 144, and concluded that the carrying amount of the asset was not fully recoverable.

The Company’s short-term investments included $17.7 million of auction rate securities as of December 31, 2007. Through March 11, 2008, the Company had 13 issues fail at auction with a par value of $20.2 million. The Company believes the auction rate securities are not currently impaired as the underlying assets are substantially backed by the federal government. The Company has the ability to hold these auction rate debt securities until maturity. Based on the Company’s ability to access its cash and other short-term investments, its expected operating cash flows and other sources of cash, the Company does not anticipate the lack of liquidity on these investments to affect its ability to operate our business as usual.

DivX, Inc.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED DECEMBER 31, 2005, 2006 and 2007 (in thousands)

Allowance for Uncollectible Sales and Accounts	Balance at beginning of year	Charged to operations	Deductions from allowance	Balance at end of year
For the year ended December 31, 2005	$1,041	$898	$(976)	$963
For the year ended December 31, 2006	963	1,685	(1,224)	1,424
For the year ended December 31, 2007	1,424	968	(483)	1,909