Form 10-Q
period 2008-03-31
DIVX INC
filed 2008-05-12
CIK 1342960

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended March 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________to _________

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

Large accelerated filer   ☐         Accelerated filer   ☒         Non-accelerated filer   ☐         Smaller reporting company   ☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934):

Yes  ☐    No  ☒

The number of shares of the Registrant’s Common Stock outstanding as of April 30, 2008 was 32,383,077.

DIVX, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED MARCH 31, 2008

PART I — FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

DIVX, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	March 31, 2008	December 31, 2007
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$23,082	$14,532
Short-term investments	90,371	126,503
Accounts receivable, net of allowance of $1,696 and $1,909 at March 31, 2008 and December 31, 2007, respectively	15,423	10,397
Income tax receivable	857	857
Prepaid expenses	2,352	2,593
Deferred tax assets, current	2,699	2,699
Other current assets	1,408	1,868

Total current assets	136,192	159,449
Property and equipment, net	5,192	5,402
Long-term investments	19,214	—
Deferred tax assets, long term	5,354	5,354
Purchased intangible assets, net	14,870	14,261
Goodwill	12,628	11,000
Other assets	5,090	5,422

Total assets	$198,540	$200,888

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,721	$2,808
Accrued liabilities	7,124	4,574
Accrued compensation and benefits	3,094	4,011
Accrued patent royalties	838	1,785
Income taxes payable	1,830	616
Deferred revenue, current	9,288	7,170
Current portion of capital lease obligations	39	38
Notes payable, current portion	26	37

Total current liabilities	23,960	21,039
Capital lease, net of current portion	24	31
Notes payable, net of current portion	25	47
Deferred tax liability	2,162	3,119
Deferred revenue, long term	1,491	1,098
Liability for unvested portion of early stock option exercises	77	114

Total liabilities	27,739	25,448
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000 shares authorized at March 31, 2008 and December 31, 2007; no shares issued and outstanding at March 31, 2008 and December 31, 2007	—	—
Common stock, $0.001 par value, 200,000 shares authorized at March 31, 2008 and December 31, 2007; 33,513 and 34,723 shares issued and outstanding, excluding 80 and 127 shares subject to repurchase at March 31, 2008 and December 31, 2007, respectively	33	35
Additional paid in capital	166,700	171,400
Accumulated other comprehensive income	702	109
Retained earnings	3,366	3,896

Total stockholders’ equity	170,801	175,440

Total liabilities and stockholders’ equity	$198,540	$200,888

The accompanying notes are an integral part of these unaudited consolidated financial statements.

DIVX, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

(unaudited)

	Three months ended March 31,
	2008	2007
Net revenues:
Technology licensing	$19,078	$16,702
Media and other distribution and services	5,944	3,516

Total net revenues	25,022	20,218

Cost of revenues:
Cost of technology licensing	1,036	848
Cost of media and other distribution and services(1)	172	261

Total cost of revenues	1,208	1,109

Gross profit	23,814	19,109

Operating expenses:
Selling, general and administrative(1)	15,977	10,796
Product development(1)	5,425	4,156
Impairment of acquired intangibles	1,000	—

Total operating expenses	22,402	14,952

Income from operations	1,412	4,157
Interest income (expense), net	1,657	1,903
Other income	517	—

Income before income taxes	3,586	6,060
Income tax provision	1,105	2,400

Net income	$2,481	$3,660

Net income per share:
Basic	$0.07	$0.11

Diluted	$0.07	$0.10

Shares used to compute basic net income per share	34,696	33,151

Shares used to compute diluted net income per share	35,356	35,413

(1)	Stock-based compensation is allocated as follows:

Cost of revenues	$—	$1
Selling, general and administrative	1,518	513
Product development	489	430

The accompanying notes are an integral part of these unaudited consolidated financial statements.

DIVX, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three months ended March 31,
	2008	2007
	(unaudited)
Cash flows from operating activities:
Net income	$2,481	$3,660
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,101	546
Deferred taxes	(1,150)	—
Impairment of acquired intangibles	1,000	—
Asset impairment charge	350
Stock-based compensation	2,007	944
Amortization of discount on investments	(525)	(543)
Tax benefit from stock options exercised	(18)	—
Foreign currency transaction gain	(479)	—
Changes in operating assets and liabilities:
Accounts receivable	(4,469)	885
Prepaid expenses and other assets	1,043	(146)
Accounts payable	(1,104)	242
Accrued liabilities	1,508	2,996
Deferred rent	(54)	(20)
Deferred revenue, net	2,379	(1,325)

Net cash provided by operating activities	4,070	7,239
Cash flows from investing activities:
Purchase of investments	(44,778)	(63,487)
Proceeds from sales and maturities of investments	61,443	16,784
Purchase of property and equipment	(663)	(750)
Restricted cash	—	270
Cash paid in Veatros acquisition	(1,750)	—

Net cash provided by (used in) investing activities	14,252	(47,183)
Cash flows from financing activities:
Net proceeds from issuance of common stock	140	1,307
Expenses related to initial public offering	—	(467)
Excess tax benefit from exercise of stock options	18	238
Repurchase of common stock	(9,920)	—
Repurchase of unvested stock	(14)	(10)
Payments on capital lease obligations	(6)	(9)
Payments on notes payable	(36)	(134)

Net cash (used in) provided by financing activities	(9,818)	925
Effect of exchange rate changes on cash	46	—

Net increase (decrease) in cash and cash equivalents	8,550	(39,019)
Cash and cash equivalents at beginning of period	14,532	86,310

Cash and cash equivalents at end of period	$23,082	$47,291

The accompanying notes are an integral part of these unaudited consolidated financial statements.

DIVX, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

(In thousands)

Supplemental disclosure:
Cash paid for income taxes	$1,026	$660

Cash paid for interest	$2	$6

The accompanying notes are an integral part of these unaudited consolidated financial statements.

DIVX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1 - Background and Basis of Presentation

Basis of Presentation

The accompanying consolidated balance sheets as of March 31, 2008 and December 31, 2007, the consolidated statements of income for the three months ended March 31, 2008 and 2007 and the consolidated statements of cash flows for the three months ended March 31, 2008 and 2007 are unaudited. These statements should be read in conjunction with the audited consolidated financial statements and related notes, together with management’s discussion and analysis of financial condition and results of operations, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 (the Annual Report).

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP. In the opinion of the Company’s management, the unaudited consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements in the Annual Report, and include all adjustments (consisting of normal recurring accruals) necessary for the fair presentation of the Company’s financial information for the periods presented. The results of operations for the three months ended March 31, 2008 are not necessarily indicative of the results to be expected for the year as a whole.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes to the financial statements. Actual results could differ from those estimates.

Fair Value Measurements

Effective January 1, 2008, the Company adopted Statement of Financial Standards, or SFAS, No. 157, Fair Value Measurements. In February 2008, the FASB issued a staff position that delays the effective date of SFAS No. 157 for all nonfinancial assets and liabilities except for those recognized or disclosed at least annually. Therefore, the Company has adopted the provision of SFAS No. 157 with respect to its financial assets and liabilities only. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. Fair value is defined under SFAS No. 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measure date. Valuation techniques used to measure fair value under SFAS No. 157 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:

Level 1 – Quoted prices in active markets for identical assets or liabilities.

Level 2 – Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

See Note 3 for a description of the impact of the adoption of this statement on the Company’s consolidated results of operations and financial condition.

Note 2—Earnings Per Share

Basic earnings per share, or EPS, excludes dilution and is computed by dividing net income or loss attributable to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Potentially dilutive securities are excluded from the diluted EPS computation in loss periods and when their exercise price is greater than the market price as their effect would be anti-dilutive.

The following table sets forth the computation of basic and diluted EPS for the three months ended March 31, 2008 and 2007 (in thousands, except per share amounts):

	Three Months Ended March 31,
	2008	2007
Numerator:
Net income	$2,481	$3,660

Denominator:
Weighted average common shares outstanding (basic)	34,696	33,151
Common equivalent shares from restricted stock units	17	—
Common equivalent shares from common stock warrants	57	541
Common equivalent shares from options to purchase common stock and unvested shares of common stock subject to repurchase	586	1,721

Weighted average shares of common stock outstanding (diluted)	35,356	35,413

Basic earnings per share	$0.07	$0.11

Diluted earnings per share	$0.07	$0.10

Potentially dilutive securities, which are not included in the calculation of diluted net income per share because to do so would be anti-dilutive, are as follows (in thousands):

	Three Months Ended March 31,
	2008	2007
Common and preferred stock warrants	100	—
Options to purchase common stock	3,284	456

Total	3,384	456

Note 3— Investments

The following table summarizes investments by security type as of March 31, 2008 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Commercial paper	$28,269	$82	$(9)	$28,342
Corporate bonds	36,837	87	(59)	36,865
Government	24,991	173	—	25,164

Total short-term investments	90,097	342	(68)	90,371

Auction rate securities - long-term investments	20,150	—	(936)	19,214

	$110,247	$342	$(1,004)	$109,585

The following table summarizes the contractual maturities of the Company’s investments as of March 31, 2008 (in thousands):

less than one year	$70,332
Due in one to five years	20,039
Due after five years	19,214

$109,585

Asset-backed securities have been allocated within the contractual maturities table based upon the set maturity date of the security. Realized gains and losses on investments are included in interest income (expense), in the accompanying consolidated statements of income. The Company recorded no realized gains or losses on its investments during the three months ended March 31, 2008 and 2007.

As of March 31, 2008, the Company had no investments that have been in a continuous unrealized loss position for more than 12 months.

In accordance with SFAS No. 157, the following table represents the Company’s fair value hierarchy for its financial assets (cash equivalents and available for sale investments) as of March 31, 2008 (in thousands):

	Fair Value	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$17,029	$17,029	$—	$—
Short-term investments:
Commercial paper	28,342	—	28,342	—
Corporate bonds	36,865	—	36,865	—
Government	25,164	—	25,164	—
Long-term investments:
Auction rate securities	19,214	—	—	19,214

Total financial assets	$126,614	$17,029	$90,371	$19,214

The Company’s long-term investments consist of auction rate securities subject to fair value measurement and the assets valued under the Level 3 hierarchy. Auction-rate securities, or ARS, are long-term variable rate bonds tied to short-term interest rates. After the initial issuance of the securities, the interest rate on the securities is reset periodically, at intervals established at the time of issuance (primarily every 27 to 34 days), based on market demand for a reset period. ARS are bought and sold in the marketplace through a competitive bidding process often referred to as a “Dutch auction.” If there is insufficient interest in the securities at the time of an auction, the auction may not be completed and the rates may be reset to predetermined “penalty” or “maximum” rates.

During the three months ended March 31, 2008, due to the recent uncertainties in the credit markets, all scheduled auctions for the Company’s ARS have failed. Consequently, these investments are not currently liquid and the Company will not be able to access these funds until a future auction of these investments is successful, a buyer is found outside of the auction process or the instruments are redeemed. At the time of the initial investment and through the date of this report, all of these ARS remain AAA rated. The assets underlying each security are student loans and municipal bonds and from 81% to 100% of the principal amounts are guaranteed by the Federal Family Education Loan Program, or FFELP. The Company believes it has the ability and currently intends to hold these ARS investments until the lack of liquidity in these markets is resolved. As a result, the Company has re-classified the entire balance of ARS as long-term investments on its consolidated balance sheets.

Typically, the par value of ARS investments approximates fair value due to the frequent resets through the auction process. While the Company continues to earn interest on its ARS investments at the contractual rate, these investments are not currently trading and therefore do not have a readily determinable market value. Accordingly, the Company has determined that the par value no longer approximates the estimated fair value of the ARS.

At March 31, 2008, the Company conducted a Level 3 valuation for the ARS investments which indicated a fair value of $19.2 million. The Company’s valuation analysis utilized a discounted cash flow approach to arrive at this valuation. The assumptions used in preparing the discounted cash flow model include estimates for interest rates, timing and amount of cash flows, credit and liquidity premiums, and expected holding periods of the ARS. These assumptions are volatile and subject to change as the underlying sources of these assumptions and market conditions change. They represent the Company’s estimates given available data as of March 31, 2008.

Based on this assessment of fair value, as of March 31, 2008 the Company determined there was a decline in the fair value of its ARS investments of $936,000 which was deemed temporary. That amount has been recorded as a component of other comprehensive income on its consolidated balance sheets.

The following table provides a summary of changes in fair value of the Company’s ARS investments (Level 3) as of March 31, 2008 (in thousands):

Balance at December 31, 2007	$22,300
Purchase of ARS investments	10,150
Sale of ARS investments	(12,300)
Unrealized loss included in other comprehensive income	(936)

Balance at March 31, 2008	$19,214

Note 4— Asset Impairment and Accrued Termination Costs

During the three months ended March 31, 2008, the Company shut down Stage6, the Company’s online service that allowed users to publish and download video content. In accordance with SFAS, No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company evaluated the long-lived assets associated with Stage6 for impairment. Based on the Company’s forecasts, the Company concluded that the carrying amount of certain computers and computer equipment, prepaid assets and an intangible asset were not recoverable. As a result, an impairment loss equal to the assets’ remaining carrying amounts of approximately $350,000 was recorded during the three months ended March 31, 2008 in selling, general and administrative expenses in the consolidated statements of income.

In addition, the Company identified several contractual obligations associated with Stage6 that were determined to have no future economic value. As a result, the Company recorded a loss of $477,000 on those contractual obligations during the three months ended March 31, 2008 in operating expenses in the consolidated statements of income.

The following table summarizes the activity and balances of accrued termination costs through March 31, 2008 (in thousands):

	Contractual Obligations	Property and Equipment Impairment	Total
Balance at December 31, 2007	$—	$—	$—
Charged to expense	477	350	827
Non-cash charge	—	(350)	(350)

Balance at March 31, 2008	$477	$—	$477

Note 5—Stock-Based Compensation Expense

Restricted Stock

In March 2008, the Board of Directors, pursuant to the 2006 Stock Incentive Plan, granted 377,000 shares of restricted stock to executives and an employee at a fair value of $7.32 per share. The restricted stock awards vest in quarterly increments over a four-year period. The Company estimated the aggregate fair value of this award at approximately $2.8 million which is being amortized and recorded as compensation expense ratably over a period of four years.

Share-Based Compensation under SFAS No. 123(R)

Total share-based compensation expense for the three months ended March 31, 2008 and 2007 is as follows (in thousands):

	Three Months Ended March 31,
	2008	2007
Cost of revenues	$—	$1
Selling, general and administrative	1,518	513
Product development	489	430

Totals	2,007	944

Tax effect on share-based compensation	(831)	(378)

Net effect on net income	$1,176	$566

Effects on earnings per share:
Basic	$0.03	$0.02
Diluted	$0.03	$0.02

The Company recorded $2.0 million and $944,000 in share-based compensation during the three months ended March 31, 2008 and 2007. In addition, for the three months ended March 31, 2008 and 2007, $18,000 and $238,000, respectively, was presented as financing activities to reflect the incremental tax benefits from stock options exercised in those periods. At March 31, 2008, total unrecognized estimated compensation costs related to unvested stock options granted prior to that date was $24.8 million, which is expected to be recognized over a weighted-average period of 1.64 years. At March 31, 2008, total unrecognized estimated compensation costs related to non-vested restricted stock awards granted prior to that date was $2.7 million, which is expected to be recognized over a period of 2.08 years.

Note 6—Income Taxes

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

The Company accounts for uncertain tax positions in accordance with FASB Interpretation, or FIN, No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109. FIN No. 48 prescribes a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 also provides guidance on derecognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods and income tax disclosures. It is the Company’s practice to include interest and penalties that relate to income tax matters as a component of income tax provision.

The Company recorded tax provisions of $1.1 million and $2.4 million for the three months ended March 31, 2008 and March 31, 2007, respectively. The Company’s effective tax rates were 30.8% and 39.6% for the three months ended March 31, 2008 and March 31, 2007, respectively. The difference between the Company’s effective tax rate and the 35% federal statutory rate for 2008 was primarily due to a tax benefit of approximately $300,000 related to the release of the valuation allowance on certain deferred tax assets recorded on the books of the Company’s wholly-owned subsidiary, MainConcept.

The Company files federal, state and foreign income tax returns in jurisdictions with varying statutes of limitations. Due to net operating loss and research and development credit carryovers from earlier years, the Company is subject to income tax examination by tax authorities from inception to date.

Note 7 — Comprehensive Income

The components of comprehensive income are as follows (in thousands):

	Three Months Ended March 31,
	2008	2007
Net Income	$2,481	$3,660
Unrealized gain (loss) on investments	(775)	5
Unrealized gain on foreign currency translation	1,368	—

Total comprehensive income	$3,074	$3,665

Note 8 — Share Repurchase Program

In March 2008, the Company’s Board of Directors approved a share repurchase program authorizing the Company to repurchase up to $20 million of its common stock. Purchases under this program may be made from time to time through 10b5-1 programs, open market purchases, or privately negotiated transactions. The number of shares ultimately repurchased, and the timing of the purchases, depend on market conditions, share price, and other factors. The program may be discontinued at any time.

During the three months ended March 31, 2008, the Company purchased approximately 1.4 million shares of its common stock for a total purchase price of approximately $9.9 million. Subsequent to March 31, 2008, the Company purchased approximately 1.1 million additional shares of its common stock for a total purchase price of approximately $7.4 million.

Note 9 — Business Acquisitions and Combinations

Veatros

In July 2007, the Company acquired all of the assets of Veatros, L.L.C., or Veatros, a limited liability company engaged in real-time digital video processing for the purposes of producing enhanced video search and discovery services. At the time of acquisition, the operations of Veatros had been wound down and no development projects were in-process. The acquisition was accounted for as an acquisition of assets in accordance with Emerging Issues Task Force Issue No. 98-3, Determining Whether a Nonmonetary Transaction Involves Receipt of Productive Assets or of a Business. The total purchase price for the acquisition is up to $4.3 million comprised of an initial upfront cash payment of $2.0 million, which the Company made in July 2007, and subsequent cash payments up to $2.3 million upon the achievement of certain technology related milestones. The Company did not acquire any tangible assets or assume any liabilities as a result of the acquisition. The Company allocated the initial cash payment of $2.0 million, the first two milestones of $1.0 million achieved in 2007, and the third milestone of $1.0 million, which was achieved in March 2008, to one identifiable intangible asset, a patented technology license. The asset is being amortized over the remaining life of the patented technology license, or approximately eight years.

In July 2007, subsequent to the asset purchase, the Company’s Board of Directors approved a plan to separate its Stage6 operations into a separate entity, and during the three months ended March 31, 2008 Stage6 was shut down. As a significant portion of the benefit from the acquired patented technology license was originally to be derived from Stage6 future activities, the Company evaluated the intangible asset for impairment in accordance with SFAS No. 144 based on the projected benefits solely attributable to its core consumer electronics business. Based on the Company’s revised forecasts excluding the Stage6 future activities and discounting the cash flows attributable to its core consumer electronics business, the Company concluded that the carrying amount of the asset was not fully recoverable and an impairment charge equal to approximately $3.0 million was recorded in 2007 in the consolidated statements of income. In March 2008 the third technology milestone was achieved, which resulted in the payment of $1.0 million. As these technology milestones were attributable to Stage6, the milestone payment was not considered to be recoverable and as a result, the Company recorded an impairment charge of $1.0 million in the consolidated statements of income during the three months ended March 31, 2008.

MainConcept

In November 2007, the Company acquired MainConcept, a German-based provider of audio and video codec technology. In exchange for all outstanding shares of capital stock, the Company paid approximately $22.6 million. The purchase price, including acquisition costs of $200,000, was $16.4 million in cash, 88,940 shares of the Company’s common stock, which was valued at approximately $1.6 million as of the date of the transaction, and outstanding loans extended to MainConcept by one of its shareholders that the Company also purchased for an aggregate amount of approximately $4.4 million. In addition, the purchase agreement provides for additional payments of up to approximately $5.6 million upon the achievement by MainConcept of certain product development goals and certain financial milestones. During the three months ended March 31, 2008, $1.2 million in accrued milestones were recorded as additional purchase price and allocated to goodwill. The acquired goodwill will not be amortized but assessed annually for impairment.

Note 10 — Legal Matters

On September 6, 2007, the Company filed a lawsuit seeking a declaratory relief judgment against Universal Music Group, Inc. and related entities (“UMG”) in the United States District Court for the Southern District of California. In the lawsuit the Company alleges that UMG has asserted claims of copyright infringement against it arising from the operation of Stage6, its online video community service which it shut down on February 28, 2008. The Company further alleged that UMG claimed that the Digital Millennium Copyright Act, including without limitation its notice-and-takedown procedures, was inapplicable to the activities of Stage6. The Company asked that the court declare that it was not liable to UMG for copyright infringement based upon the operation of Stage6 or in the alternative that any potential liability is barred by provisions of the Digital Millennium Copyright Act. UMG has responded by filing a lawsuit against the Company in the Central District of California on October 22, 2007 alleging copyright infringement and seeking monetary damages, and later sought to dismiss or transfer the lawsuit that the Company initially filed in the United States District Court for the Southern District of California. On February 5, 2008, the Court in the Southern District of California granted UMG’s motion to dismiss the Company’s lawsuit. At this time, the parties are waiting for the Court to decide on the Company’s currently pending motion to dismiss UMG’s action in the Central District. The Company believes it has meritorious defenses to UMG’s claims and will assert them vigorously, but litigation is inherently uncertain and there can be no guarantee that it will prevail or that the litigation will not have material adverse consequences for the Company; an unfavorable resolution of these proceedings could materially affect the Company’s future operating results or financial conditions in particular periods.

The Company is also involved in various legal proceedings from time to time arising from the normal course of business activities, including commercial, employment and other matters. In the Company’s opinion, resolution of these proceedings is not expected to have a material adverse effect on our operating results or financial condition. However, it is possible that an unfavorable resolution of one or more such proceedings could materially affect the Company’s future operating results or financial condition in a particular period.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of our operations in conjunction with our consolidated financial statements and the notes to those statements included elsewhere in this Quarterly Report on Form 10-Q, as well as our audited consolidated financial statements and notes to those statements as of and for the year ended December 31, 2007 included in our Annual Report on Form 10-K filed with the SEC. This discussion contains forward-looking statements reflecting our current expectations that involve risks and uncertainties. Our actual results and the timing of events may differ materially from those contained in these forward-looking statements due to a number of factors, including those discussed in the section entitled “Risk Factors,” and elsewhere in this Quarterly Report on Form 10-Q.

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

Complementing our organic growth since 2000, in November 2007, we acquired MainConcept AG (“MainConcept”), a leading provider of H.264 and other high-quality video codecs and technologies for the broadcast, film, consumer electronics and computer software markets. Through integration, we expect to realize additional opportunities both in our core markets and in related emerging markets that will help advance our long-term goals of supporting high-quality video on any device.

Our next steps, which we have begun working toward, are to bring together the millions of DivX consumers with content creators both large and small to build communities around media, including through the development and licensing of media distribution platforms and services for the Internet and consumer electronics devices. We are optimistic about the future and believe the opportunities for DivX are only beginning to be realized.

Sources of revenues

We have four revenue streams. Three of these revenue streams are derived from our technologies, including technology licensing to producers of consumer hardware devices, licensing to independent software vendors and consumers, and providing services related to content distribution over the Internet. Additionally, we derive revenues from advertising and distributing third-party products on our website.

Our technology licensing revenues from consumer hardware device manufacturers comprise the majority of our total revenues and are derived primarily from royalties and/or license fees received from OEMs, although related revenues are derived from other members of the consumer hardware device supply chain. We license our technologies to OEMs, allowing them to build support of DivX technologies into their consumer hardware devices. In the majority of cases, OEMs pay us a per unit fee for each DivX Certified device they sell. Our license agreements with OEMs typically range from one to two years, and may include the payment of initial fees, volume-based royalties and minimum guaranteed volume levels. To ensure high-quality support of the DivX media format in finished consumer products, we also license our technologies to companies who create the major components in consumer hardware devices. These companies include integrated circuit manufacturers who supply integrated circuits, and original design manufacturers who create reference designs, for DVD players, digital still cameras and the other consumer hardware devices distributed by our licensee original equipment manufacturers. Because royalties are generated by the shipment volumes of our consumer hardware device customers, and because sales by consumer hardware device manufacturers are highly seasonal, we expect revenues relating to consumer hardware devices to be highly seasonal, with our second quarter revenues in any given calendar year being generally lower than any other quarter in that calendar year.

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

We derive revenue from advertisements or third party software applications that we embed in or include with the software packages we offer to consumers. For example, we include and distribute a co-branded Yahoo! toolbar and Internet Explorer browser with our software products. Yahoo! pays us fees based on the number of certain distributions or installations of the Yahoo! software by consumers. Yahoo! may terminate the agreement, or the revenue we derive for such periods will be reduced, if we fail to achieve certain minimum distribution volumes or certain minimum installations of the Yahoo! software for specific periods described in the agreement. This agreement expires on December 31, 2009, and Yahoo! is under no obligation to renew this agreement.

We derive revenue by acting as an application service provider for third party owners of digital video content. We provide encoding, content storage and distribution services to these third parties in exchange for a percentage of the revenue they receive from sales of digital content to consumers. We also derive revenues by encoding third-party content into the DivX format to allow such content to be delivered more efficiently via the Internet. We report revenue related to content distribution arrangements with consumer hardware OEMs who pay a fee for each copy of DivX-encoded content that is encoded on physical media and bundled with their consumer hardware products. If our content licensing arrangements with consumer hardware OEMs or our online video community services are successful, our content distribution revenues may increase in future periods.

Our wholly owned subsidiary, MainConcept, licenses its codec software applications for professional consumers and sells software development kits for software developers. MainConcept’s licenses typically range in term from one year to perpetual licenses. MainConcept’s customers typically pay us an upfront fee, periodic maintenance and support fees, volume-based royalties and provide minimum guaranteed volume levels. Revenue from these software licensing agreements is recognized upon delivery of the software, which is generally when the software is made available for download, there is persuasive evidence of an arrangement, collection is reasonably assured, the fee is fixed or determinable and vendor-specific objective evidence exists to allocate the total fees to all elements of the arrangement. MainConcept’s licenses generally include maintenance provisions that bundle the license with the related maintenance. Contracts that bundle the software license with software maintenance and technical support are recognized ratably over the contract term.

Cost of revenues

Our cost of revenues consists primarily of license fees payable to providers of intellectual property that is included in our technologies. Generally, royalties are due to our third-party intellectual property providers based on when certain of our products are sold, subject to contractually agreed-upon limits. To a much lesser extent, cost of revenues also includes depreciation on certain computing equipment and related software, the compensation of related employees, Internet connectivity costs, third-party payment processing fees and related overhead. Although this may not be the case in the future, and although we have experienced some variability to our cost of revenue structure in the past, in general our costs of revenues have not been highly variable with revenue volumes. As a result, we generally expect our overall gross margins to fluctuate with revenues.

Selling, general and administrative

The majority of selling, general and administrative expenses consists of employee compensation costs. Selling, general and administrative expense also includes marketing expenses, business travel costs, trade show costs, outside consulting fees and related overhead. Our headcount for selling, general, and administrative related personnel, including employees and outside contractors increased by 49 from 139 as of March 31, 2007 to 188 as of March 31, 2008, in part as a result of our acquisition of MainConcept. We intend to hire additional employees and outside contractors for our sales and marketing staff and to increase our selling and marketing budget in the future as we attempt to continue to raise awareness of our products and services.

Product development

The majority of product development expense consists of employee compensation for personnel responsible for the development of new technologies and products. Our headcount for product development related personnel, including employees and outside contractors increased by 57 from 117 as of March 31, 2007 to 174 as of March 31, 2008, primarily as a result of our acquisition of MainConcept. Product development expense also includes depreciation of computer and related equipment, software license fees and related overhead. We expect to increase our product development expenses in absolute dollars as we continue to invest in the development of our products and services, though as a percentage of revenues such expenses may fluctuate on a quarterly basis. While we expect to continue to hire additional employees to meet our business needs, if permanent employees are not available for hire, we may use outside contractors to fulfill our labor needs when and as required to accomplish our operating goals.

Impairment of acquired intangibles

In the three months ended March 31, 2008, we recorded an impairment charge of $1.0 million related to the patented technology license intangible asset acquired in connection with our acquisition of Veatros, L.L.C., a limited liability company, in July 2007. As more fully discussed in Note 9 in the accompanying notes to the unaudited consolidated financial statements, management performed an impairment analysis of the asset in accordance with Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, and concluded that the asset was not fully recoverable.

Asset Impairment and Restructuring

During the three months ended March 31, 2008, we shut down Stage6, our online service that allowed users to publish and download video content. We evaluated the long-lived assets associated with Stage6 for impairment and concluded that the carrying amount of certain computers and computer equipment, prepaid assets and an intangible asset were not recoverable and an impairment loss equal to the assets’ remaining carrying values of approximately $350,000 was recorded. In addition, we identified several contractual obligations associated with Stage6 that were determined to have no future economic value. As a result, we recorded a loss of $477,000 on those contractual obligations during the three months ended March 31, 2008.

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

Our critical accounting policies are described in the notes to the audited consolidated financial statements as of and for the year ended December 31, 2007 included in our Annual Report on Form 10-K filed with the SEC.

Future Accounting Requirements

In December 2007, the FASB issued SFAS No. 141 (Revised 2007) (SFAS No. 141R), Business Combinations. SFAS No. 141R will change the accounting for business combinations. Under SFAS No.141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS No.141R will change the accounting treatment and disclosure for certain specific items in a business combination. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. SFAS No. 141R will have an impact on accounting for business combinations once adopted but the effect is dependent upon acquisitions at that time.

In December 2007, the FASB issued SFAS No. 160 (SFAS No. 160), Interests in Consolidated Financial Statements—An Amendment of ARB No. 51. SFAS No. 160 establishes new accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. We are currently evaluating the impact of SFAS No. 160 on our consolidated results of operations and financial position.

Results of Operations

The following table presents our results of operations as a percentage of total net revenue for the periods indicated:

	Three months ended March 31,
	2008	2007
	(unaudited)
Net revenues:
Technology licensing	76%	83%
Media and other distribution and services	24	17

Total net revenues	100	100
Cost of revenues:
Cost of technology licensing	4	4
Cost of media and other distribution services (1)	1	1

Total cost of revenue	5	5

Gross margin	95	95
Operating expenses:
Selling, general and administrative (1)	64	53
Product development (1)	22	21
Impairment of acquired intangibles	4	—

Total operating expenses	90	74

Income from operations	5	21
Interest income (expense), net	7	9
Other income	2	—

Income before income taxes	14	30
Income tax provision	4	12

Net income	10%	18%

(1)	The following table presents details of total stock-based compensation expense included in each functional line item in the unaudited consolidated statements of income above:

Cost of revenues	—%	—%
Selling, general and administrative	6	3
Product development	2	2

Net Revenues

The following table summarizes and analyzes the revenues we earned for the three months ended March 31, 2008 and 2007 (in thousands):

	Three months ended March 31,		Change
	2008	2007	$	%
Net revenues:
Technology licensing
Consumer hardware devices	$16,790	$14,757	$2,033	14
% of total net revenues	67%	73%
Software	2,288	1,945	343	18
% of total net revenues	9%	10%

Total technology licensing	19,078	16,702	2,376	14

% of total net revenues	76%	83%
Advertising and third-party product distribution	5,798	3,395	2,403	71
% of total net revenues	23%	17%
Content distribution and related services	146	121	25	21
% of total net revenues	1%	0%

Total net revenues	$25,022	$20,218	$4,804	24

Technology licensing—consumer hardware devices: The $2.0 million, or 14%, increase in net revenues from technology licensing to consumer hardware device manufacturers from the three months ended March 31, 2007 to the three months ended March 31, 2008 resulted primarily from an increase in net royalty revenues associated with increased shipped-unit volumes of devices that incorporate our technologies reported to us by our licensee partners.

Technology licensing—software: The $343,000, or 18%, increase in software licensing revenues from the three months ended March 31, 2007 to the three months ended March 31, 2008 was primarily due to approximately $1.0 million of additional revenue from MainConcept and $300,000 from other licensing customers offset by a $1.0 million decrease in revenue as a result of the expiration of a codec licensing deal with Google that expired during 2007.

Advertising and third-party product distribution: The $2.4 million, or 71%, increase in advertising and third-party product distribution revenue from the three months ended March 31, 2007 to the three months ended March 31, 2008, resulted primarily from an increase in revenues under our agreement with Yahoo! in 2008 compared to our agreement with Google in 2007. In November 2007, we switched from distribution of Google software, to instead including and distributing a co-branded Yahoo! toolbar and Internet Explorer browser with our software products under agreement with Yahoo!. Pursuant to the agreement, Yahoo! pays us fees based on the number of certain distributions or installations of the Yahoo! software by consumers.

Content distribution and related services: The $25,000, or 21%, increase in content distribution and related services revenue the three months ended March 31, 2007 to the three months ended March 31, 2008 reflects an increase in sales by our Open Video System (“OVS”) customers and in encoding revenues. Our OVS is a complete hosted service that allows content creators to deliver high-quality DivX video content over the Internet. We use our OVS to provide content and service providers with encoding services, content storage and distribution services, and use of our DivX media format and digital rights management technology. Using the OVS, a content service provider can launch its own web store and sell content online.

Gross profit

The following table shows the gross profit earned on each of our revenue streams for the three months ended March 31, 2008 and 2007 in absolute dollars and as a percentage of related revenues (in thousands):

	Three months ended March 31,		Change
	2008	2007	$	%
Gross profit
Technology licensing	$18,042	$15,854	$2,188	14
Gross margin %	95%	95%
Advertising and third-party distribution	5,755	3,362	2,393	71
Gross margin %	99%	99%
Content distribution and related services	17	(107)	124	116
Gross margin %	12%	(88%)

Total gross profit	$23,814	$19,109	$4,705	25

Gross margin %	95%	95%

Technology licensing: The increase in overall gross margin, in terms of absolute dollars, from the three months ended March 31, 2007 to the three months ended March 31, 2008, was due primarily to increased royalties from technology licensing to consumer hardware device manufacturers without a corresponding increase in royalty expenses due to our licensors.

Advertising and third-party product distribution: Our cost of advertising and product distribution revenue has remained relatively fixed as a percentage of revenue because the cost of bandwidth associated with product downloads is directly proportional to the volume of downloads.

Content distribution and related services: Our content distribution and related services gross margin increased from the three months ended March 31, 2007 to the three months ended March 31, 2008, primarily due to the closure of our online video community service, Stage6, during the three months ended March 31, 2008 resulting in a decrease in Internet connectivity costs. During the three months ended March 31, 2007, revenue from content distribution and related services gross margins were negative due to the high relative fixed cost base which exceeded our content distribution and related services revenue.

Operating expenses

The following table summarizes and analyzes our operating expenses for the three ended March 31, 2008 and 2007 (in thousands):

	Three months ended March 31,		Change
	2008	2007	$	%
Operating expenses:
Selling, general and administrative	$15,977	$10,796	$5,181	48
% of total net revenues	64%	53%
Product development	5,425	4,156	1,269	31
% of total net revenues	22%	21%
Asset impairment	1,000	—	1,000	100
% of total net revenues	4%	0%

Total operating expenses	$22,402	$14,952	$7,450	50

Selling, general and administrative: The $5.2 million, or 48%, increase in selling, general and administrative expenses from the three months ended March 31, 2007 to the three months ended March 31, 2008, primarily included: (1) a $2.2 million increase in Internet connectivity related costs primarily associated with our online video community service, Stage6, prior to its closure on February 28, 2008; (2) a $1.0 million increase in stock-based compensation expense; (3) an increase of approximately $500,000 for office and equipment rental; (4) an increase of $400,000 for travel costs; and (5) an increase of approximately $200,000 for professional service fees. In addition, the increase includes approximately $1.8 million of expenses associated with our acquisition of MainConcept which was acquired during the fourth quarter of 2007. MainConcept costs primarily include salary and commission expenses, marketing and promotion costs, and amortization of intangibles. These costs were offset by the reversal of $1.0 million in accrued patent royalty costs after entering a new contract.

Product development: The $1.3 million, or 31%, increase in product development expenses from the three months ended March 31, 2007 to the three months ended March 31, 2008 was principally due to an increase of $457,000 in salary and benefits, and $59,000 of stock-based compensation partially offset by a decrease of $131,000 in depreciation and amortization costs. In addition, the increase included approximately $780,000 of expenses associated with MainConcept which was acquired during the fourth quarter of 2007. MainConcept costs primarily include salary and commission expenses and outside services costs.

Impairment of acquired intangibles: In the three months ended March 31, 2008 we recorded an impairment charge of $1.0 million related to the patented technology license intangible asset acquired in connection with our acquisition of Veatros in July 2007. As more fully discussed in Note 9 in the accompanying notes to the consolidated financial statements, management performed an impairment analysis of the assets in accordance with SFAS No. 144, and concluded that the asset was not fully recoverable and an impairment loss was recognized in the three months ended March 31, 2008.

Interest income (expense), net: We reported net interest income of $1.7 million for the three months ended March 31, 2008 compared to $1.9 million for the three months ended March 31, 2007. The decrease is reflective of lower average cash balances, which primarily resulted from cash used to acquire MainConcept in November 2007 and cash used to purchase shares of our common stock, as well as lower interest rates compared to the same period in the prior year.

Other income: Other income increased by approximately $517,000 for the three months ended March 31, 2008 compared to the same period in 2007 primarily due to our foreign exchange gains on our Euro-based intercompany receivable balance which resulted from our acquisition of MainConcept.

Income tax provision: We recorded a provision for income taxes of $1.1 million for the three months ended March 31, 2008, based upon a 30.8% effective tax rate, compared to $2.4 million for the three months ended March 31, 2007, based on a 39.6% tax rate. The difference between our effective tax rate and the 35% federal statutory rate for 2008 was primarily due to a tax benefit of approximately $300,000 related to the release of the valuation allowance on certain deferred tax assets recorded on the books of our wholly owned subsidiary, MainConcept.

The effective tax rate for the three months ended March 31, 2008 is based upon our estimated fiscal 2008 income before income taxes. To the extent the estimate of fiscal 2008 income before income taxes changes, our provision for income taxes will change as well. The effective tax rate for the entire year 2008 is expected to be approximately 42%, excluding any discrete items. The 2007 effective tax rate of 39.6% was based upon our estimated fiscal 2007 income before the provision for income taxes.

Liquidity and capital resources

The following table presents data regarding our liquidity and capital resources as of (in thousands):

	March 31, 2008	December 31, 2007
Cash, cash equivalents and investments	$132,667	$141,035
Working capital	112,232	138,410
Total assets	198,540	200,888
Total debt	114	153

Share Repurchase Program

In March 2008, our Board of Directors approved a share repurchase program, authorizing us to repurchase up to $20 million of our common stock. Purchases under this program may be made from time to time through 10b5-1 programs, open market purchases, or privately negotiated transactions. The number of shares ultimately repurchased, and the timing of the purchases, depend on market conditions, share price, and other factors. The program may be discontinued at any time.

During the three months ended March 31, 2008, we purchased 1.4 million shares of our common stock for a total purchase price of $9.9 million. Subsequent to March 31, 2008, we purchased 1.1 million shares of our common stock for a total purchase price of $7.4 million.

Cash Flows (in thousands):

	Three Months Ended March 31,
	2008	2007
Net cash provided by operating activities	$4,070	$7,239
Net cash provided by (used in) investing activities	14,252	(47,183)
Net cash (used in) provided by financing activities	(9,818)	925
Effect of exchange rate changes on cash	46	—

Net increase (decrease) in cash and cash equivalents	8,550	(39,019)
Cash and cash equivalents at beginning of period	14,532	86,310

Cash and cash equivalents at end of period	$23,082	$47,291

Cash provided by operating activities: The $4.1 million of cash provided by operating activities for the three months ended March 31, 2008 was primarily due to net income of $2.5 million, non-cash stock based compensation of $2.0 million, an increase in accrued liabilities of $1.5 million and an increase in deferred revenue, net of $2.4 million. These increases were primarily offset by a $4.4 million increase in accounts receivable.

The $7.2 million of cash provided by operating activities for the three months ended March 31, 2007 was primarily due to net income of $3.7 million, depreciation and amortization of $546,000, stock-based compensation of $944,000, a decrease in deferred revenue balances of $1.3 million and changes in other working capital accounts, primarily increases in income taxes payable and accrued compensation and benefits and a decrease in accounts receivable.

Cash provided by (used in) investing activities: The $14.2 million provided by investing activities for the three months ended March 31, 2008 was primarily due to a net increase in investments of $16.7 million offset by $1.8 million of cash paid for the Veatros acquisition.

The $47.2 million of cash used in investing activities for the three months ended March 31, 2007 was primarily for net investments of $46.7 million and $750,000 for the purchase of property and equipment to support the growth of our company. We expect to substantially increase our capital expenditures in future periods as we continue to invest in computer and office equipment and leasehold improvements as we expand our business.

Cash (used in) provided by financing activities: The $9.8 million decrease in financing activities for the three months ended March 31, 2008 was primarily due to $9.9 million used in the repurchase of our common stock.

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

Market risk represents the risk of loss that may impact our financial position, results of operations or cash flows due to adverse changes in financial and commodity market prices and rates. We are exposed to market risk primarily in the area of changes in United States interest rates and foreign currency exchange rates as measured against the U.S. dollar. These exposures are directly related to our normal operating and funding activities. We have not used derivative financial or commodity instruments or engaged in hedging activities.

Interest Rate Risk

All of our fixed income investments are classified as available-for-sale and therefore reported on the balance sheet at market value. The fair values of our cash equivalents and investments are subject to change as a result of changes in market interest rates and investment risk related to the issuers’ credit worthiness. We do not utilize financial contracts to manage our exposure in our investment portfolio to changes in interest rates. At March 31, 2008, we had $132.7 million in cash, cash equivalents and investments, all of which are stated at fair value. Changes in market interest rates would not be expected to have a material impact on the fair value of $23.1 million of our cash and cash equivalents at March 31, 2008, as these consisted of securities with maturities of less than three months. A 100 basis point increase or decrease in interest rates over a three month period would, however, decrease or increase, respectively, the remaining $109.6 million of our investments by approximately $1.1 million. While changes in interest rates may affect the fair value of our investment portfolio, any gains or losses will not be recognized in our consolidated statements of income until the investment is sold or if the reduction in fair value was determined to be other than temporary.

Our long-term capital lease obligations bear interest at fixed rates and therefore we do not have significant market risk exposure with respect to these obligations.

Foreign Currency Exchange Rate Risk

Our wholly-owned subsidiary, MainConcept, incurs costs which are denominated in local currencies. As exchange rates vary, these results when translated into U.S. dollars may vary from expectations and may adversely impact overall expected results.

Additionally, at March 31, 2008, we had a receivable balance denominated in Euros due from MainConcept. Our outstanding receivable balance is translated into U.S. dollars for financial reporting purposes, with unrealized gains and losses included as a component of other income and expense. A 100 basis point increase or decrease in foreign currency exchange rates over a three month period from those in effect at March 31, 2008 would not materially impact our financial position, results of operations and cash flows would not be materially affected. During the three months ended March 31, 2008, we recorded approximately $500,000 of foreign currency gains related to our foreign currency receivable denominated in Euros in other income on our consolidated statements of income.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures: We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

Changes in Internal Control Over Financial Reporting. There has been no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

On September 6, 2007, we filed a lawsuit seeking a declaratory relief judgment against Universal Music Group, Inc. and related entities (“UMG”) in the United States District Court for the Southern District of California. In the lawsuit we allege that UMG has asserted claims of copyright infringement against us arising from the operation of Stage6, our online video community service which we shut down on February 28, 2008. We further alleged that UMG claimed that the Digital Millennium Copyright Act, including without limitation its notice-and-takedown procedures, was inapplicable to the activities of Stage6. We asked that the court declare that we are not liable to UMG for copyright infringement based upon the operation of Stage6 or in the alternative that any potential liability is barred by provisions of the Digital Millennium Copyright Act. UMG has responded by filing a lawsuit against us in the Central District of California on October 22, 2007 alleging copyright infringement and seeking monetary damages, and later sought to dismiss or transfer the lawsuit that we initially filed in the United States District Court for the Southern District of California. On February 5, 2008, the Court in the Southern District of California granted UMG’s motion to dismiss our lawsuit. At this time, the parties are waiting for the Court to decide on our currently pending motion to dismiss UMG’s action in the Central District. The Company believes it has meritorious defenses to UMG’s claims and will assert them vigorously, but litigation is inherently uncertain and there can be no guarantee that we will prevail or that the litigation will not have material adverse consequences for the us; an unfavorable resolution of these proceedings could materially affect our future operating results or financial conditions in particular periods.

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

The risk factors set forth below with an asterisk (*) next to the title are new risk factors or risk factors containing changes, including any material changes, from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007, as filed with the Securities and Exchange Commission.

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

*We are dependent on the sale by our licensees of consumer hardware and software products that incorporate our technologies. Our top 10 licensees by revenue accounted for approximately 55% of our total net revenues during the three months ended March 31, 2008, and a reduction in revenues from those licensees or a loss of one or more of our key licensees would adversely affect our licensing revenue.

We derive most of our revenue from the licensing of our technologies to consumer hardware device manufacturers, software vendors and consumers. We derived 76% and 83% of our total net revenues from licensing our technology in the three months ended March 31, 2008 and 2007, respectively. One or a small number of our licensees generally represents a significant percentage of our technology licensing revenues. For example, in the three months ended March 31, 2008, Philips accounted for approximately 13% of our total net revenues, and our top 10 licensees by revenue accounted for approximately 55% of our total net revenues. Our technology licensing revenues are particularly dependent upon our relationships with consumer hardware device manufacturers. We cannot control consumer hardware device manufacturers’ and software developers’ product development or commercialization efforts or predict their success. Our license agreements typically require manufacturers of consumer hardware devices and software vendors to pay us a specified royalty for every shipped consumer hardware or software product that incorporates our technologies, but many of these agreements do not require these manufacturers to guarantee us a minimum royalty in any given period. Accordingly, if our licensees sell fewer products incorporating our technologies, or otherwise face significant economic difficulties, our licensing revenues will be adversely affected. Additionally, certain of our license agreements provide for specific royalties based on our estimations of the volumes of certain units consumer hardware device manufacturers are likely to ship during a given term; if our estimates are too low, the actual per-unit revenues received may be lower than expected. Our license agreements are generally for two years or less in duration, and a significant number of these agreements expire in any given quarter. Upon expiration of their license agreements, manufacturers and software developers may not renew their agreements or may elect not to enter into new agreements with us on terms as favorable as our current agreements.

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

We have offices in seven foreign countries as well as sales staff in several others, and we are dedicating a significant portion of our sales efforts in countries outside North America. We are dependent on international sales for a substantial amount of our total revenues. For the three months ended March 31, 2008 and for the fiscal years 2007 and 2006, our net revenue outside North America comprised 72%, 77% and 76%, respectively, of our total revenues. We expect that international sales will continue to represent a substantial portion of our revenues for the foreseeable future. These future international revenues will depend to a large extent on the continued use and expansion of our technologies in entertainment industries worldwide. Increased worldwide use of our technologies is also an important factor in our future growth.

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

Growth in our revenue over the past several years has been the result, in large part, of the rapid growth in sales of red-laser DVD players incorporating our technologies. For the three months ended March 31, 2008 and for the years 2007 and 2006, we derived approximately 67%, 70% and 72%, respectively, of our total net revenues from technology licensing to consumer hardware device manufacturers, a majority of which are derived from sales of red-laser DVD players incorporating our technologies. However, as the markets for DVD players mature, we do not expect sales of red-laser DVD players to continue to grow as quickly as they have in the past. To the extent that sales of red-laser DVD players level off or decline, our licensing revenue will be adversely affected. In addition, if new technologies are developed for use with DVDs or new technologies are developed that substantially compete with or replace red-laser DVDs as a dominant medium for consumer video entertainment such as high definition DVD or Blu-ray Disc, and if we are unable to develop and successfully market technologies that are incorporated into or compatible with such new technologies, our ability to generate revenues will be adversely affected.

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

As of March 31, 2008 we had over 360 full-time employees, including full-time equivalents. We will need to continue to expand our managerial, operational, financial and other resources to manage our business, including our relationships with key customers and licensees. Our current facilities and systems may not be adequate to support this future growth. We may require additional office space to accommodate our growth. Additional office space may not be available on commercially reasonable terms and may result in a disruption of our corporate culture. Our need to effectively manage our operations, growth and various projects requires that we continue to improve our operational, financial and management controls, reporting systems and procedures and to attract and retain sufficient numbers of talented employees. We may be unable to successfully implement these tasks on a larger scale, which could prevent us from executing our business strategy.

*We have experienced recent changes in our senior management, which may disrupt our operations.

In February 2008 Chris Russell resigned as our Chief Technology Officer and we appointed Markus Moenig as our new Chief Technology Officer. In April 2008, Pam Johnston resigned as our Senior Vice President for Sales and Marketing. We may experience disruptions in our operations as a result of these changes and as the new members of our management team become acclimated to their roles and to our company in general. If we experience any of these disruptions or a loss of management attention to our core business, our operating results could be adversely affected.

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

Our performance is largely dependent on the talents and efforts of highly skilled individuals. These individuals have acquired specialized knowledge and skills with respect to us and our operations. Our employment relationship with each of these individuals is on an at-will basis and can be terminated at any time. If any of these individuals or a group of individuals were to terminate their employment unexpectedly, we could face substantial difficulty in hiring qualified successors and could experience a loss in productivity while any such successor obtains the necessary training and experience.

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

Companies in the technology and entertainment industries own large numbers of patents, copyrights, trademarks and trade secrets and they frequently make claims and commence litigation based on allegations of infringement or other violations of intellectual property rights, including those relating to digital media standards such as MPEG-4, H.264, MP3 and AAC or relating to video or music content. We have faced such claims in the past, we currently face such claims, and we expect to face similar claims in the future. For instance, we have been contacted by third parties regarding the licensing of certain patents characterized by such parties as being essential to the MPEG-4 visual standard. In this regard, AT&T has offered to license us certain patents it claims are essential to MPEG-4 and our products, and while we believe we do not need a license from AT&T for these patents, AT&T may pursue their claims. We have also been contacted by LG Electronics regarding a license to certain patents that LG Electronics owns and claims are related to the MPEG-4 visual standard. LG Electronics is one of our most significant customers in consumer hardware technology licensing and any dispute with LG over intellectual property rights could materially and adversely affect this important commercial relationship. In the event we determine that we need to obtain a license from any third party, we cannot guarantee that we would be able to obtain such license on commercially reasonable terms, if at all. We may be required to develop non-infringing alternative technologies, which could be very time consuming and expensive, and there is no guarantee that we would be successful in developing such technologies. We have also been asked by content owners to stop the display or hosting of copyrighted materials by our users or ourselves through our service offerings, including notices provided to us pursuant to the Digital Millennium Copyright Act. For instance, in the recent past several major motion picture studios, record labels, television networks, and trade associations such as the Recording Industry Association of America and the Motion Picture Association of America have asked us to remove content posted by users of our website which it claims infringe its rights in such content. Among those labels who have asked us to remove content is Universal Music Group, Inc. (“UMG”), who also asserted claims of copyright infringement against us arising from the operation of Stage6, our online video community service, which we shut down on February 28, 2008. As a result, on September 6, 2007, we filed a lawsuit against UMG seeking a declaratory relief judgment against UMG. UMG responded by filing a lawsuit against us in the Central District of California on October 22, 2007 alleging copyright infringement and seeking monetary damages, and later sought to dismiss or transfer the lawsuit that we initially filed in the United States District Court for the Southern District of California. On February 5, 2008, the Court in the Southern District of California granted UMG’s motion to dismiss the Company’s lawsuit. At this time the parties are waiting for the Court to decide on the Company’s currently pending motion to dismiss UMG’s action in the Central District. Moreover, content providers may claim that we are contributorily or vicariously liable for third parties’ use of our technology or service offerings to infringe the content providers’ copyrights. Users of our services are subject to terms of use that prohibit the posting of content that violates third party intellectual property rights. We have and will promptly respond to legitimate takedown notices or complaints, including but not limited to those submitted pursuant to the Digital Millennium Copyright Act, notifying us that we are providing unauthorized access to copyrighted content by removing such content and/or any links to such content from our websites. Nevertheless, we cannot guarantee that our prompt removal of content, including removal pursuant to the provisions of the Digital Millennium Copyright Act, will prevent disputes with content providers, that infringing content will not exist on our services, or that we will be able to resolve any disputes that may arise with content providers or users regarding such infringing content. Any intellectual property claims, with or without merit, could be time-consuming, expensive to litigate or settle and could divert management resources and attention. An adverse determination could require that we pay damages, block access to certain content, or stop using technologies found to be in violation of a third party’s rights, and could prevent us from offering our technologies, products or certain content to others. To avoid these restrictions, we may be required to seek a license for the technology or content from additional third parties. Such licenses may not be available on reasonable terms, could require us to pay significant royalties and may significantly increase our cost of revenues. The technologies or content also may not be available for license to us at all. As a result, we may be required to develop alternative non-infringing technologies, or license alternative content, which could require significant effort and expense. If we cannot license or develop technologies or content for any infringing aspects of our business, we may be forced to limit our technology or content offerings and may be unable to compete effectively with entities that offer such technology or content. In addition, from time to time we engage in disputes regarding the licensing of our intellectual property rights, including matters related to our royalty rates and other terms of our licensing arrangements. These types of disputes can be asserted by our licensees or prospective licensees or by other third parties as part of negotiations with us or in private actions seeking monetary damages or injunctive relief. Any disputes with our licensees or potential licensees or other third parties could harm our reputation and expose us to additional costs and other liabilities.

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

Some of the products we support and some of our proprietary technologies incorporate open source software such as open source MP3 codecs that may be subject to the Lesser Gnu Public License or other open source licenses. The Lesser Gnu Public License and other open source licenses typically require that source code subject to the license be released or made available to the public. Such open source licenses typically mandate that software developed based on source code that is subject to the open source license, or combined in specific ways with such open source software, become subject to the open source license. We take steps to ensure that proprietary software we do not wish to disclose is not combined with, or does not incorporate, open source software in ways that would require such proprietary software to be subject to an open source license. However, few courts have interpreted the Lesser Gnu Public License or other open source licenses, and the manner in which these licenses may be interpreted and enforced is therefore subject to some uncertainty. We also take steps to disclose any source code for which disclosure is required under an open source license, but it is possible that we have or will make mistakes in doing so, which could negatively impact our brand or our adoption in the community, or could expose us to additional liability. In addition, we rely on multiple software programmers to design our proprietary products and technologies. Although we take steps to ensure that our programmers do not include open source software in products and technologies we intend to keep proprietary, we do not exercise complete control over the development efforts of our programmers and we cannot be certain that our programmers have not incorporated open source software into products and technologies we intend to keep proprietary. In the event that portions of our proprietary technology are determined to be subject to an open source license, or are intentionally released under an open source license, we could be required to publicly release the relevant portions of our source code, which could reduce or eliminate our ability to commercialize our products and technologies. Also, in relying on multiple software programmers to design products and technologies that we intend, or ultimately end up releasing in the open source community, we may discover that one or multiple such programmers have included code or language that would be embarrassing to the company, which could negatively impact our brand or our adoption in the community, or could expose us to additional liability.

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

*Shares of our common stock are relatively illiquid.

As of April 30, 2008, we had 32,312,045 shares of common stock outstanding, excluding 71,032 shares subject to repurchase. As a result of our relatively small public float, our common stock may be less liquid than the stock of companies with broader public ownership. In addition, in March 2008, our Board of Directors approved a share repurchase program authorizing us to repurchase up to $20 million worth of our outstanding common stock. During the three months ended March 31, 2008, we purchased approximately 1.4 million shares of our common stock for a total purchase price of approximately $9.9 million. Subsequent to March 31, 2008, we purchased approximately 1.1 million additional shares of our common stock for a total purchase price of approximately $7.4 million. These repurchases, as well as any future repurchases of our common stock, reduce our public float and may cause our common stock to become less liquid. A reduction in the liquidity of our common stock, as a result of the recent share repurchase or otherwise, could have a greater impact on the trading price for our shares than would be the case if our public float were larger.

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

*If we fail to maintain proper and effective internal controls, our ability to produce accurate financial statements could be impaired, which could adversely affect our ability to operate our business and our stock price.

Ensuring that we have adequate internal financial and accounting controls and procedures in place to help ensure that we can produce accurate financial statements on a timely basis is a costly and time-consuming effort that needs to be re-evaluated frequently. We periodically document, review and, where appropriate, improve our internal controls and procedures for compliance with Section 404 of the Sarbanes-Oxley Act, which requires annual management assessments of the effectiveness of our internal controls over financial reporting and a report by our independent auditors addressing these assessments. Both we and our independent registered public accounting firm periodically test our internal controls in connection with the Section 404 requirements and could, as part of that documentation and testing, identify material weaknesses, significant deficiencies or other areas for further attention or improvement. Our networks are vulnerable to security risks and hacker attacks, which may affect our ability to maintain effective internal controls as contemplated by Section 404. Implementing any appropriate changes to our internal controls may require specific compliance training for our directors, officers and employees, entail substantial costs to modify our existing accounting systems, and take a significant period of time to complete. Such changes may not, however, be effective in maintaining the adequacy of our internal controls, and any failure to maintain that adequacy, or consequent inability to produce accurate financial statements on a timely basis, could increase our operating costs and could materially impair our ability to operate our business. In addition, disclosure regarding our internal controls or investors’ perceptions that our internal controls are inadequate or that we are unable to produce accurate financial statements may adversely affect our stock price.

For example, in connection with our integration of MainConcept, we identified several control deficiencies. Specifically, there were deficiencies in revenue recognition and the availability of a sufficiently trained workforce in the accounting organization. In connection with their audit for the year ended December 31, 2007, Ernst & Young LLP, our independent registered public accounting firm, also identified control deficiencies in the revenue recognition and financial statement close processes at MainConcept. These deficiencies could rise to the level of one or more material weaknesses once the evaluation of these controls has been completed. We are in the process of implementing a number of measures to remedy these deficiencies including the addition of qualified personnel. We believe the new controls and procedures will address the deficiencies identified. The evaluation of these controls is expected to be completed subsequent to the date of this quarterly report and will be included in our report on internal control over financial reporting for the year ending December 31, 2008. We plan to continue to monitor the effectiveness of MainConcept’s controls, including the operating effectiveness of the newly implemented measures and plan to take further action as appropriate. If we fail to identify, assess and remedy these and any other control deficiencies, our operating costs could increase and our ability to operate our business could be materially impaired.

*Future sales of our common stock may cause our stock price to decline.

As of April 30, 2008, there were 32,312,045 shares of our common stock outstanding, excluding 71,032 shares subject to repurchase. Substantially all of these shares are eligible for sale in the public market, although as of April 30, 2008, 4,610,624 of these shares were held by directors, executive officers and other affiliates and will be subject to volume limitations under Rule 144. In addition, as of April 30, 2008 we had outstanding warrants to purchase up to 176,000 shares of common stock that, if exercised, will result in these additional shares becoming available for sale. A large portion of these shares and warrants are held by a small number of persons and investment funds. Sales by these stockholders or warrantholders of a substantial number of shares could significantly reduce the market price of our common stock. Moreover, the holders of 3,731,075 shares of common stock at April 30, 2008 have rights, subject to some conditions, to require us to file registration statements covering the shares they currently hold or to include these shares in registration statements that we may file for ourselves or other stockholders.

As of April 30, 2008, an aggregate of approximately 7,608,678 shares of our common stock were reserved for future issuance under our 2000 Stock Option Plan, or 2000 Plan, our 2006 Equity Incentive Plan, or 2006 Plan, and our 2006 Employee Stock Purchase Plan, or 2006 Purchase Plan and the share reserve under our 2006 Plan and our 2006 Purchase Plan are subject to automatic annual increases in accordance with the terms of the plans. These shares can be freely sold in the public market upon issuance. If a large number of these shares are sold in the public market, the sales could reduce the trading price of our common stock and impede our ability to raise future capital.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Company

Pursuant to the terms of our 2000 Plan, options may typically be exercised prior to vesting. We have the right to repurchase unvested shares from our employees and consultants upon their termination, and it is generally our policy to do so. The following table provides information with respect to purchases made by us of unvested shares of our common stock upon the termination of service of former employees and consultants during the three month period ended March 31, 2008:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Value Paid by Company
January 1, 2008 through January 31, 2008	615	$0.85	$521
February 1, 2008 through February 29, 2008	12,151	1.17	14,247
March 1, 2008 through March 31, 2008	—	—	—

(1)	All shares were originally purchased from us by employees and consultants pursuant to exercises of unvested stock options. During the months listed above, we routinely repurchased the shares from our employees and consultants upon their termination of employment pursuant to our right to repurchase unvested shares at the original exercise price under the terms of our 2000 Plan and the related stock option agreements.

On March 4, 2008, we announced that our Board of Directors approved a share repurchase program authorizing the Company to repurchase up to $20 million of its common stock. The following table provides information with respect to purchases made by the Company of its common stock pursuant to the share repurchase program during the month ended March 31, 2008:

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Value Paid by Company	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Share Repurchase Program
Period
March 1, 2008 through March 31, 2008	1,442,158	$6.88	$9,921,770	$10,078,230

(1)	Purchases under this repurchase program may be made from time to time through 10b5-1 programs, open market purchases, or privately negotiated transactions. The number of shares ultimately repurchased, and the timing of the purchases, depend on market conditions, share price, and other factors. 125,000 of the shares listed in the table were purchased in an open market transaction at a price of $6.96 per share and the remaining purchases were purchased pursuant to a 10b5-1 program. Subsequent to March 31, 2008, the Company purchased approximately 1.1 million additional shares of its common stock for a total purchase price of approximately $7.4 million. The program may be discontinued at any time.

Use of Proceeds

Our initial public offering of common stock was effected through a Registration Statement on Form S-1 (File No. 333-133855) that was declared effective by the SEC on September 21, 2006. The Registration Statement covered the offer and sale by us of 7,461,538 shares of our common stock, which we sold to the public on September 27, 2006 at a price of $16.00 per share. Our initial public offering resulted in aggregate proceeds to us of approximately $108.2 million net of underwriting discounts and commissions of approximately $8.4 million and offering expenses of approximately $2.8 million.

During the quarter ended March 31, 2008, we used $9.9 million of the proceeds from our initial public offering in connection with the repurchase of approximately 1.4 million shares of our common stock in the open market. The remaining $72.9 million of proceeds from our initial public offering are invested in auction rate securities, government agency and corporate debt securities and money market funds.

Item 6.	Exhibits.

Exhibit Number	Description of Document

3.1(1)	Form of Amended and Restated Certificate of Incorporation as currently in effect.

3.2(2)	Form of Amended and Restated Bylaws as currently in effect.

4.1(1)	Form of Common Stock Certificate.

10.22+	Summary of DivX, Inc. 2008 Cash Bonus Plan.

10.23	Form of Restricted Stock Unit Agreement under the Company’s 2006 Equity Incentive Plan.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Indicates management contract or compensatory plan.

(1)	Incorporated by reference to the exhibit of the same number to the Company’s Registration Statement on Form S-1 (No. 333-133855), originally filed with the SEC on May 5, 2006.

(2)	Filed as an exhibit to the Company’s Current report on Form 8-K filed with the SEC on December 20, 2007.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIVX, INC.

Dated:	May 9, 2008	By:	/s/ Kevin Hell
Kevin Hell
Chief Executive Officer