Form 10-Q
period 2008-06-30
DIVX INC
filed 2008-08-11
CIK 1342960

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Yes  ☐    No  ☒

The number of shares of the Registrant’s Common Stock outstanding as of July 31, 2008 was 32,243,854.

DIVX, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED JUNE 30, 2008

PART I — FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

DIVX, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	June 30, 2008	December 31, 2007
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$28,785	$14,532
Short-term investments	71,562	126,503
Accounts receivable, net of allowance of $1,759 and $1,909 at June 30, 2008 and December 31, 2007, respectively	16,148	10,397
Income tax receivable	—	857
Prepaid expenses	2,153	2,593
Deferred tax assets, current	4,254	2,699
Other current assets	1,074	1,868

Total current assets	123,976	159,449
Property and equipment, net	5,108	5,402
Long-term investments	17,645	—
Deferred tax assets, long-term	7,499	5,354
Purchased intangible assets, net	14,309	14,261
Goodwill	11,358	11,000
Other assets	5,908	5,422

Total assets	$185,803	$200,888

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,158	$2,808
Accrued liabilities	3,616	4,574
Accrued compensation and benefits	2,688	4,011
Accrued patent royalties	884	1,785
Income taxes payable	91	616
Deferred revenue, current	8,679	7,170
Notes payable and capital lease obligations, current portion	53	75

Total current liabilities	17,169	21,039
Notes payable and Capital lease obligations, net of current portion	14	78
Deferred tax liability	2,145	3,119
Deferred revenue, long-term	1,473	1,098
Liability for unvested portion of early stock option exercises	59	114

Total liabilities	20,860	25,448
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000 shares authorized at June 30, 2008 and December 31, 2007; no shares issued and outstanding at June 30, 2008 and December 31, 2007	—	—
Common stock, $0.001 par value, 200,000 shares authorized at June 30, 2008 and December 31, 2007; 32,278 and 34,723 shares issued and outstanding, excluding 59 and 127 shares subject to repurchase at June 30, 2008 and December 31, 2007, respectively	32	35
Additional paid-in capital	163,244	171,400
Accumulated other comprehensive income	182	109
Retained earnings	1,485	3,896

Total stockholders’ equity	164,943	175,440

Total liabilities and stockholders’ equity	$185,803	$200,888

The accompanying notes are an integral part of these unaudited consolidated financial statements.

DIVX, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net revenues:
Technology licensing	$16,410	$14,229	$35,488	$30,931
Media and other distribution and services	4,909	4,050	10,853	7,566

Total net revenues	21,319	18,279	46,341	38,497
Cost of revenues:
Cost of technology licensing (1)	956	820	1,992	1,668
Cost of media and other distribution and services (1)	186	157	358	418

Total cost of revenues	1,142	977	2,350	2,086

Gross profit	20,177	17,302	43,991	36,411
Operating expenses:
Selling, general and administrative (1)	12,573	13,007	28,550	23,803
Product development (1)	5,366	4,636	10,791	8,792
Impairment of acquired intangibles	250	—	1,250	—

Total operating expenses	18,189	17,643	40,591	32,595

Income (loss) from operations	1,988	(341)	3,400	3,816
Interest income and expense, net	1,110	2,019	2,767	3,928
Other income (expense), net	(15)	5	502	(1)

Income before income taxes	3,083	1,683	6,669	7,743
Income tax provision	1,406	680	2,511	3,080

Net income	$1,677	$1,003	$4,158	$4,663

Basic net income per share	$0.05	$0.03	$0.12	$0.14

Diluted net income per share	$0.05	$0.03	$0.12	$0.13

Shares used to compute basic net income per share	32,399	33,754	33,548	33,454

Shares used to compute diluted net income per share	32,907	35,401	34,132	35,409

(1) Includes share-based compensation as follows:
Cost of revenues	$—	$1	$—	$2
Selling, general and administrative	1,852	1,562	3,370	2,075
Product development	574	527	1,063	957

The accompanying notes are an integral part of these unaudited consolidated financial statements.

DIVX, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six months ended June 30,
	2008	2007
	(unaudited)
Cash flows from operating activities:
Net income	$4,158	$4,663
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,340	1,093
Deferred taxes	(2,738)	—
Impairment of acquired intangibles	1,250	—
Asset impairment charge	350	—
Share-based compensation	4,433	3,034
Amortization of discount on investments	(448)	(1,197)
Tax benefit from stock options exercised	(12)	—
Foreign currency transaction gain	(486)	—
Changes in operating assets and liabilities:
Accounts receivable	(5,179)	(497)
Prepaid expenses and other assets	1,604	(755)
Accounts payable	(1,664)	460
Accrued liabilities	(3,709)	671
Deferred rent	(276)	(83)
Deferred revenue	1,769	204

Net cash provided by operating activities	1,392	7,593
Cash flows from investing activities:
Purchase of investments	(69,359)	(119,410)
Proceeds from sales and maturities of investments	105,790	56,516
Purchase of property and equipment	(1,288)	(1,554)
Cash paid in Veatros acquisition	(1,750)	(3,500)
Cash paid in Main Concept acquisition	(1,205)	—
Restricted cash	—	270

Net cash provided by (used in) investing activities	32,188	(67,678)
Cash flows from financing activities:
Proceeds from exercise of stock options	122	1,527
Proceeds from shares issued under the employee stock purchase plan	584	—
Expenses related to initial public offering	—	(467)
Excess tax benefit from exercise of stock options	12	393
Repurchase of common stock	(19,994)	—
Repurchase of unvested stock	(16)	(90)
Payments on notes payable and capital lease	(90)	(266)

Net cash (used in) provided by financing activities	(19,382)	1,097
Effect of exchange rate changes on cash	55	—

Net increase (decrease) in cash and cash equivalents	14,253	(58,988)
Cash and cash equivalents at beginning of period	14,532	86,310

Cash and cash equivalents at end of period	$28,785	$27,322

The accompanying notes are an integral part of these unaudited consolidated financial statements.

DIVX, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

(In thousands)

Supplemental disclosure of non-cash investing and financing activities
Issuance of warrants in connection with format approval agreement	$87	—
Supplemental disclosure:
Cash paid for income taxes	$4,871	$4,871

Cash paid for interest	$3	$12

The accompanying notes are an integral part of these unaudited consolidated financial statements.

DIVX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1 - Background and Basis of Presentation

Basis of Presentation

The accompanying consolidated balance sheet as of June 30, 2008, the consolidated statements of income for the three and six months ended June 30, 2008 and 2007 and the consolidated statements of cash flows for the six months ended June 30, 2008 and 2007 are unaudited. The unaudited consolidated balance sheet as of June 30, 2008 is presented with the audited consolidated balance sheet as of December 31, 2007. These statements should be read in conjunction with the audited consolidated financial statements and related notes, together with management’s discussion and analysis of financial condition and results of operations, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, or the Annual Report.

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP. In the opinion of the Company’s management, the unaudited consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements in the Annual Report, and include all adjustments (consisting of normal recurring accruals) necessary for the fair presentation of the Company’s financial information for the periods presented. The results of operations for the three and six months ended June 30, 2008 are not necessarily indicative of the results to be expected for the year as a whole.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes to the financial statements. Actual results could differ from those estimates.

Fair Value Measurements

Effective January 1, 2008, the Company adopted Statement of Financial Standards, or SFAS, No. 157, Fair Value Measurements, or SFAS No. 157. In February 2008, the Fair Accounting Standards Board, or the FASB, issued a staff position that delays the effective date of SFAS No. 157 for all nonfinancial assets and liabilities except for those recognized or disclosed at least annually. Therefore, the Company has adopted the provisions of SFAS No. 157 with respect to its financial assets and liabilities only. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. Fair value is defined under SFAS No. 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measure date. Valuation techniques used to measure fair value under SFAS No. 157 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:

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

Format Approval Agreement

In June 2008, the Company executed a format approval fee agreement with Sony Pictures Television International, or SPTI, covering the world, excluding the U.S., District of Columbia and Canada. This agreement provides for SPTI to allow online retailers to offer SPTI’s titles for secure download in the DivX format for playback on DivX Certified consumer electronics devices. The total consideration paid by the Company to SPTI was a one-time non-refundable fee of $1.0 million and fully vested warrants to purchase 50,000 shares of the common stock of DivX with a strike price of $9.45 and an exercise period of 18 months. The value of these warrants at the date of issuance was approximately $90,000. The total consideration of $1.09 million was capitalized as an intangible asset and is being recorded against revenues generated from Sony Corporation over the estimated useful life of the format fee approval agreement, which is estimated to be five years.

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

The following table sets forth the computation of basic and diluted EPS for the three and six months ended June 30, 2008 and 2007 (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Numerator:
Net income	$1,677	$1,003	$4,158	$4,663

Denominator:
Weighted average common shares outstanding (basic)	32,399	33,754	33,548	33,454
Common equivalent shares from restricted stock units	40	—	29	—
Common equivalent shares from common stock warrants	50	309	54	425
Common equivalent shares from options to purchase common stock and unvested shares of common stock subject to repurchase	418	1,338	501	1,530

Weighted average shares of common stock outstanding (diluted)	32,907	35,401	34,132	35,409

Basic earnings per share	$0.05	$0.03	$0.12	$0.14

Diluted earnings per share	$0.05	$0.03	$0.12	$0.13

Potentially dilutive securities, which are not included in the calculation of diluted net income per share because to do so would be anti-dilutive, are as follows (in thousands):
	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Common and preferred stock warrants	150	—	150	—
Options to purchase common stock	3,470	1,553	2,830	1,001

Total	3,620	1,553	2,980	1,001

Note 3— Investments

The following table summarizes investments by security type as of June 30, 2008 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Commercial paper	$11,360	$23	$(8)	$11,375
Corporate bonds	31,748	34	(74)	31,708
Government	28,447	69	(37)	28,479

Total short-term investments	71,555	126	(119)	71,562

Auction rate securities - long-term investments	18,850	—	(1,205)	17,645

	$90,405	$126	$(1,324)	$89,207

The following table summarizes the contractual maturities of the Company’s investments as of June 30, 2008 (in thousands):

Less than one year	$60,205
Due in one to five years	11,357
Due after five years	17,645

$89,207

Asset-backed securities have been allocated within the contractual maturities table based upon the set maturity date of the security. Realized gains and losses on investments are included in interest income (expense), net, in the accompanying consolidated statements of income. The Company recorded no realized gains or losses on its investments during the six months ended June 30, 2008 and 2007.

As of June 30, 2008, the Company had no investments that have been in a continuous unrealized loss position for more than 12 months.

In accordance with SFAS No. 157, the following table represents the Company’s fair value hierarchy for its financial assets (cash equivalents and available for sale investments) as of June 30, 2008 (in thousands):

	Fair Value	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$26,541	$26,541	$—	$—
Short-term investments:
Commercial paper	11,375	11,375	—	—
Corporate bonds	31,708	31,708	—	—
Government	28,479	28,479	—	—
Long-term investments:
Auction rate securities	17,645	—	—	17,645

Total financial assets	$115,748	$98,103	$—	$17,645

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

During the three months ended June 30, 2008, $1.3 million worth of the Company’s ARS were redeemed, which resulted in the reversal of a previously recorded unrealized loss of approximately $60,000. Due to the recent uncertainties in the credit markets, all other scheduled auctions for the Company’s ARS have failed. Consequently, these investments are not currently liquid and the Company will not be able to access these funds until a future auction of these investments is successful, a buyer is found outside of the auction process or the instruments are redeemed. At the time of the initial investment and through the date of this report, all of these ARS remain AAA rated. The assets underlying each security are student loans and municipal bonds. Principal amounts of $2.5 million and $1.6 million are guaranteed by the Federal Family Education Loan Program, or FFELP, at 51% and 81% respectively, and the remaining principal amounts of $14.8 million are guaranteed by FFELP at 99% to 100%. The Company believes it has the ability and currently intends to hold these ARS investments until the lack of liquidity in these markets is resolved. As a result, the Company has re-classified the entire balance of ARS as long-term investments on its consolidated balance sheets. No ARS were redeemed subsequent to June 30, 2008 through the date of this report.

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

At June 30, 2008, the Company conducted a Level 3 valuation for the ARS investments which indicated a fair value of $17.6 million. The Company’s valuation analysis utilized a discounted cash flow approach to arrive at this valuation. The assumptions used in preparing the discounted cash flow model include estimates for interest rates, timing and amount of cash flows, credit and liquidity premiums, and expected holding periods of the ARS. These assumptions are volatile and subject to change as the underlying sources of these assumptions and market conditions change. They represent the Company’s estimates given available data as of June 30, 2008.

Based on this assessment of fair value, as of June 30, 2008 the Company determined there was a decline in the fair value of its ARS investments of $1.2 million which was deemed temporary. That amount has been recorded as a component of accumulated other comprehensive income on its consolidated balance sheets.

The following table provides a summary of changes in fair value of the Company’s ARS investments (Level 3) as of June 30, 2008 (in thousands):

Balance at December 31, 2007	$22,300
Purchase of ARS investments	10,150
Sale of ARS investments	(12,300)
Redemption of ARS investments	(1,300)
Unrealized loss included in other comprehensive income	(1,205)

Balance at June 30, 2008	$17,645

Note 4— Asset Impairment and Accrued Termination Costs

During the first quarter of 2008, the Company shut down Stage6, the Company’s online video community service. In accordance with SFAS, No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company evaluated the long-lived assets associated with Stage6 for impairment. Based on the Company’s forecasts, the Company concluded that the carrying amount of certain computers and computer equipment, prepaid assets and an intangible asset were not recoverable. As a result, an impairment loss equal to the assets’ remaining carrying amounts of approximately $350,000 was recorded during the first quarter of 2008 in selling, general and administrative expenses in the consolidated statements of income. No impairment loss was recorded in the three months ended June 30, 2008.

In addition, the Company identified several contractual obligations associated with Stage6 that were determined to have no future economic value. As a result, the Company recorded a loss of $477,000 on those contractual obligations during the first quarter of 2008 in operating expenses in the consolidated statements of income. No loss was recorded in the three months ended June 30, 2008.

The following table summarizes the activity and balances of accrued termination costs through June 30, 2008 (in thousands):

	Contractual Obligations	Property and Equipment Impairment	Total
Balance at December 31, 2007	$—	$—	$—
Charged to expense	477	350	827
Non-cash charge	—	(350)	(350)

Balance at March 31, 2008	477	0	477
Net cash payments	(291)	—	(291)

Balance at June 30, 2008	$186	$—	$186

Note 5—Share-Based Compensation Expense

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

Share-Based Compensation under SFAS No. 123(R)

Total share-based compensation expense for the three and six months ended June 30, 2008 and 2007 is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Cost of revenues	$—	$1	$—	$2
Selling, general and administrative	1,852	1,562	3,370	2,075
Product development	574	527	1,063	957

Totals	2,426	2,090	4,433	3,034
Tax effect on share-based compensation	(1,051)	(844)	(1,882)	(1,207)

Net effect on net income	$1,375	$1,246	$2,551	$1,827

Effects on earnings per share:
Basic	$0.04	$0.04	$0.08	$0.05
Diluted	$0.04	$0.04	$0.07	$0.05

The Company recorded $2.4 million and $2.1 million in share-based compensation expenses during the three months ended June 30, 2008 and 2007, and recorded $4.4 million and $3.0 million in share-based compensation expenses during the six months ended June 30, 2008 and 2007. In addition, for the six months ended June 30, 2008 and 2007, $12,000 and $393,000, respectively, was presented as financing activities to reflect the incremental tax benefits from stock options exercised in those periods. At June 30, 2008, total unrecognized estimated compensation costs related to unvested stock options granted prior to that date was $25.0 million, which is expected to be recognized over a weighted-average period of 3.14 years. At June 30, 2008, total unrecognized estimated compensation costs related to non-vested restricted stock awards granted prior to that date was $2.6 million, which is expected to be recognized over a period of 3.7 years.

On May 8, 2008, the Board of Directors approved an option repricing by the Company. Pursuant to the Board of Directors’ approval, the Company reduced the exercise price of all outstanding non-vested, non-qualified stock options granted to all employees (excluding Section 16 officers) which had exercise prices of $11.00 and above. The exercise price of such options was re-set to $9.79 per share, which was equal to 110% of $8.90, the fair market value of the Company’s common stock as of May 8, 2008. This modification to the existing stock options resulted in an approximately $1.5 million incremental increase in value of the related stock options, the incremental stock compensation cost of which will be recognized by the Company ratably over the remaining life of such stock options. During the three months ended June 30, 2008, the Company recorded approximately $100,000 in additional share-based compensation expenses directly associated with the re-priced stock options.

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

Effective May 12, 2008, the Company made certain U.S. tax elections to treat the Company’s wholly-owned subsidiary, MainConcept GmbH, or MainConcept, as a disregarded entity for U.S. income tax purposes. This has the effect of having the income or loss of this foreign subsidiary taxed in the United States as if it were a branch. Further, the U.S. tax elections created tax deductible intangible assets and goodwill. As a result, the Company will receive U.S. tax benefits for the amortization of the purchased intangible assets and tax deductible goodwill, which did not previously exist for U.S. federal income tax purposes. The elections resulted in the recognition of a U.S. deferred tax asset of approximately $2.1 million relating to these future U.S. tax benefits. This deferred tax asset was recorded as a reduction to goodwill during the second quarter of 2008 as part of the finalization of the purchase price allocation during the second quarter of 2008.

The Company also recorded a tax benefit of approximately $300,000 related to the release of the valuation allowance on certain deferred tax assets recorded on the books of the Company’s wholly-owned subsidiary, MainConcept, during the first quarter of 2008.

Income tax provision for the three months ended June 30, 2008 was $1.4 million, or 45.6% of pre-tax income, compared to $680,000 or 40.4% of pre-tax income for the three months ended June 30, 2007. Income tax provision for the six months ended June 30, 2008 was $2.5 million, or 37.7% of pre-tax income, compared with $3.1 million, or 39.8% of pre-tax income for the six months ended June 30, 2007. The difference between the Company’s effective tax rate and the 35% U.S. federal statutory rate for the three and six month period ended June 30, 2008 was primarily due to state income taxes and permanent differences, partially offset by research and development credits. The effective tax rate for the six months ended June 30, 2007 differs from the U.S. federal statutory rate of 35% primarily due to state income taxes and permanent differences, partially offset by research and development credits.

The Company files federal, state and foreign income tax returns in jurisdictions with varying statutes of limitations. Due to net operating loss and research and development credit carryovers from earlier years, the Company is subject to income tax examination by tax authorities from inception to date.

The Company’s U.S. federal income tax return for the 2006 tax year is currently under examination by the Internal Revenue Service. The Company does not expect that the results of this examination will have a material effect on its financial condition or results of operations.

Note 7 — Comprehensive Income

The components of comprehensive income are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net Income	$1,677	$1,003	$4,158	$4,663
Unrealized gain (loss) on investments	(535)	42	(1,310)	38
Unrealized gain on foreign currency translation	11	—	1,379	—

Total comprehensive income	$1,153	$1,045	$4,227	$4,701

Note 8 — Share Repurchase Program

In March 2008, the Company’s Board of Directors approved a share repurchase program authorizing the Company to repurchase up to $20.0 million of its common stock. During the six months ended June 30, 2008, the Company completed its share repurchase program with the purchases of approximately 2.8 million shares of its common stock for a total purchase price of approximately $20.0 million. Purchases under this program were made through a 10b5-1 program, and open market purchases.

The shares repurchased were retired and additional paid-in-capital was reduced accordingly, to the extent of the average premium with any excess being recorded as a reduction to retained earnings.

Note 9 — Business Acquisitions and Combinations

Veatros

In July 2007, the Company acquired all of the assets of Veatros, L.L.C., or Veatros, a limited liability company engaged in real-time digital video processing for the purposes of producing enhanced video search and discovery services. At the time of acquisition, the operations of Veatros had been wound down and no development projects were in-process. The acquisition was accounted for as an acquisition of assets in accordance with Emerging Issues Task Force Issue No. 98-3, Determining Whether a Nonmonetary Transaction Involves Receipt of Productive Assets or of a Business. The total purchase price for the acquisition was up to $4.3 million comprised of an initial upfront cash payment of $2.0 million, which the Company made in July 2007, and subsequent cash payments of $2.3 million upon the achievement of certain technology related milestones. The Company did not acquire any tangible assets or assume any liabilities as a result of the acquisition. The Company allocated the cash payments of $4.3 million to one identifiable intangible asset, a patented technology license. The asset is being amortized over the remaining life of the patented technology license, or approximately eight years.

In July 2007, subsequent to the asset purchase, the Company’s Board of Directors approved a plan to separate its Stage6 operations into a separate entity, and during the three months ended March 31, 2008, Stage6 was shut down. As a significant portion of the benefit from the acquired patented technology license was originally to be derived from Stage6 future activities, the Company evaluated the intangible asset for impairment in accordance with SFAS No. 144 based on the projected benefits solely attributable to its core consumer electronics business. Based on the Company’s revised forecasts excluding the Stage6 future activities and discounting the cash flows attributable to its core consumer electronics business, the Company concluded that the carrying amount of the asset was not fully recoverable and an impairment charge equal to approximately $3.0 million was recorded in 2007 in the consolidated statements of income for the initial upfront cash payment and for the technology milestones. During the first and second quarter of 2008, the technology milestones equal to $1.0 million in the aggregate were achieved and the technology milestone of $250,000 was deemed payable. As these technology milestones were attributable to Stage6, the milestones were not considered to be recoverable and as a result, the Company recorded an impairment charge of $1.0 million and $250,000 in the consolidated statements of income during the first and second quarter of 2008, respectively.

MainConcept

In November 2007, the Company acquired MainConcept, a German-based provider of audio and video codec technology. In exchange for all outstanding shares of capital stock, the Company paid approximately $22.6 million. The purchase price, including acquisition costs of $200,000, was $16.4 million in cash, 88,940 shares of the Company’s common stock, which were valued at approximately $1.6 million as of the date of the transaction, and outstanding loans extended to MainConcept by one of its shareholders that the Company also purchased for an aggregate amount of approximately $4.4 million. In addition, the purchase agreement provides for additional payments of up to approximately $5.6 million upon the achievement by MainConcept of certain product development goals and certain financial milestones. During the three and six months ended June 30, 2008, $1.1 million and $2.2 million, respectively, in milestones were recorded as additional purchase price and allocated to goodwill. The acquired goodwill will not be amortized for financial reporting purposes, but will be assessed periodically for impairment.

The following table provides a summary of changes in the goodwill balance for the six months ended June 30, 2008 (in thousands):

Balance at December 31, 2007	$11,000
Product development and financial milestones	2,233
Purchase accounting adjustment related to deferred revenue	(643)
Impact from “check-the-box” election	(2,145)
Effect of exchange rate changes	913

Balance at June 30, 2008	$11,358

Note 10 — Legal Matters

On October 22, 2007, following the filing of a declaratory relief action filed by the Company which was subsequently dismissed, Universal Music Group, Inc., or UMG, filed a lawsuit against the Company in the Central District of California. UMG’s suit alleges copyright infringement and seeks monetary damages related to the operation by the Company of the Stage6 online video community service, which the Company shut down on February 28, 2008. The Company believes it has meritorious defenses to UMG’s claims and will assert them vigorously. Litigation is inherently uncertain and there can be no guarantee as to who will prevail or that this litigation will not have material adverse consequences for the Company; an unfavorable resolution of these proceedings could materially affect the Company’s future operating results or financial conditions in particular periods.

The Company is also involved in various legal proceedings from time to time arising from the normal course of business activities, including commercial, employment and other matters. In the Company’s opinion, resolution of all of its legal proceedings is not expected to have a material adverse effect on our operating results or financial condition. However, it is possible that an unfavorable resolution of one or more such proceedings could materially affect the Company’s future operating results or financial condition in a particular period.

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

Complementing our organic growth since 2000, in November 2007, we acquired MainConcept GmbH, formerly MainConcept AG (“MainConcept”), a leading provider of H.264 and other high-quality video codecs and technologies for the broadcast, film, consumer electronics and computer software markets. Through integration, we expect to realize additional opportunities both in our core markets and in related emerging markets that will help advance our long-term goals of supporting high-quality video on any device.

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

Our technology licensing revenues from consumer hardware device manufacturers comprise the majority of our total revenues and are derived primarily from royalties and/or license fees received from OEMs, although related revenues are derived from other members of the consumer hardware device supply chain. We license our technologies to OEMs, allowing them to build support of DivX technologies into their consumer hardware devices. In the majority of cases, OEMs pay us a per-unit fee for each DivX Certified device they sell. Our license agreements with OEMs typically range from one to two years, and may include the payment of initial fees, volume-based royalties and minimum guaranteed volume levels. To ensure high-quality support of the DivX media format in finished consumer products, we also license our technologies to companies who create the major components in consumer hardware devices. These companies include integrated circuit manufacturers who supply integrated circuits, and original design manufacturers who create reference designs, for DVD players, digital still cameras and the other consumer hardware devices distributed by our licensee original equipment manufacturers. Because royalties are generated by the shipment volumes of our consumer hardware device customers, and because sales by consumer hardware device manufacturers are highly seasonal, we expect revenues relating to consumer hardware devices to be highly seasonal, with our second quarter revenues in any given calendar year being generally lower than any other quarter in that calendar year.

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

Selling, general and administrative

The majority of selling, general and administrative expenses consists of employee compensation costs. Selling, general and administrative expense also includes marketing expenses, business travel costs, trade show costs, outside consulting fees and related overhead. Although it fluctuated during the period, our headcount for selling, general, and administrative related personnel, including employees and outside contractors was 189 as of June 30, 2007 and June 30, 2008, as a result of the headcount decrease from the shut-down of Stage6 as offset by headcount increases from our acquisition of MainConcept. We may hire additional employees and outside contractors for our sales and marketing staff and to increase our selling and marketing budget in the future as we attempt to continue to raise awareness of our products and services.

Product development

The majority of product development expense consists of employee compensation for personnel responsible for the development of new technologies and products. Our headcount for product development related personnel, including employees and outside contractors increased by 37 from 118 as of June 30, 2007 to 155 as of June 30, 2008, primarily as a result of our acquisition of MainConcept, offset by our shut-down of Stage6. Product development expense also includes depreciation of computer and related equipment, software license fees and related overhead. We may increase our product development expenses in absolute dollars as we continue to invest in the development of our products and services, though as a percentage of revenues such expenses may fluctuate on a quarterly basis. While we expect to continue to hire additional employees to meet our business needs, if permanent employees are not available for hire, we may use outside contractors to fulfill our labor needs when and as required to accomplish our operating goals.

Impairment of acquired intangibles

In the three and six months ended June 30, 2008, we recorded an impairment charge of $250,000 and $1.3 million, respectively, related to the patented technology license intangible asset acquired in connection with our acquisition of Veatros, L.L.C., a limited liability company, in July 2007. As more fully discussed in Note 9 in the accompanying notes to the unaudited consolidated financial statements, management performed an impairment analysis of the asset in accordance with Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, and concluded that the asset was not fully recoverable.

Asset Impairment and Restructuring

On February 28, 2008, we shut down Stage6, our online video community service. We evaluated the long-lived assets associated with Stage6 for impairment and concluded that the carrying amount of certain computers and computer equipment, prepaid assets and an intangible asset were not recoverable and an impairment loss equal to the assets’ remaining carrying values of approximately $350,000 was recorded. In addition, we identified several contractual obligations associated with Stage6 that were determined to have no future economic value. As a result, we recorded a loss of $477,000 on those contractual obligations during the three months ended March 31, 2008. No costs associated with the closure of Stage6 were incurred in the three months ended June 30, 2008.

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

Except as noted below, our critical accounting policies are described in the notes to the audited consolidated financial statements as of and for the year ended December 31, 2007 included in our Annual Report on Form 10-K filed with the SEC.

Valuation of financial assets and liabilities. Effective January 1, 2008, we adopted Statement of Financial Standards, or SFAS, No. 157, Fair Value Measurements, or SFAS No. 157. In February 2008, the Fair Accounting Standards Board, or the FASB, issued a staff position that delays the effective date of SFAS No. 157 for all nonfinancial assets and liabilities except for those recognized or disclosed at least annually. Therefore, we adopted the provisions of SFAS No. 157 with respect to our financial assets and liabilities only. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. Fair value is defined under SFAS No. 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measure date. Valuation techniques used to measure fair value under SFAS No. 157 must maximize the use of observable inputs and minimize the use of unobservable inputs.

We value our financial assets and liabilities in accordance with SFAS No. 157, utilizing the fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:

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

Future Accounting Requirements

In December 2007, the FASB issued SFAS No. 141 (Revised 2007) (SFAS No. 141R), Business Combinations, or SFAS No. 141R. SFAS No. 141R will change the accounting for business combinations. Under SFAS No.141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS No.141R will change the accounting treatment and disclosure for certain specific items in a business combination. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. SFAS No. 141R will have an impact on accounting for business combinations once adopted but the effect is dependent upon acquisitions at that time.

In December 2007, the FASB issued SFAS No. 160 (SFAS No. 160), Interests in Consolidated Financial Statements—An Amendment of ARB No. 51, or SFAS No. 160. SFAS No. 160 establishes new accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. We are currently evaluating the impact of SFAS No. 160 on our consolidated results of operations and financial condition.

In March 2008, the FASB issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133, or SFAS No. 161, which requires additional disclosures about the objectives of using derivative instruments, the method by which the derivative instruments and related hedged items are accounted for under FASB Statement No.133 and its related interpretations, and the effect of derivative instruments and related hedged items on financial position, financial performance and cash flows. SFAS No. 161 also requires disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. The statement is applicable for all fiscal years beginning on or after November 15, 2008 and will be effective for our fiscal year 2009. We do not believe that the adoption of this statement will have a material impact on our financial statements.

Results of Operations

The following table presents our results of operations as a percentage of total net revenue for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
	(unaudited)		(unaudited)
Net revenues:
Technology licensing	77%	78%	77%	80%
Media and other distribution and services	23	22	23	20

Total net revenues	100	100	100	100
Cost of revenue:
Cost of technology licensing	4	4	4	4
Cost of media and other distribution and services (1)	1	1	1	1

Total cost of revenues	5	5	5	5

Gross margin	95	95	95	95
Operating expenses:
Selling, general and administrative (1)	59	71	62	62
Product development (1)	25	25	23	23
Impairment of acquired intangibles	1	—	3	—

Total operating expenses	85	96	88	85

Income (loss) from operations	10	(1)	7	10
Interest income (expense), net	5	11	6	10
Other income (expenses), net	—	—	1	—

Income before income taxes	15	10	14	20
Income tax provision	7	4	5	8

Net income	8%	6%	9%	12%

(1) The following table presents details of total stock-based compensation expense included in each functional line item in the unaudited consolidated statements of income above:

Cost of revenues	—%	—%	—%	—%
Selling, general and administrative	9	9	7	5
Product development	3	3	2	2

Net Revenues

The following table summarizes and analyzes the revenues we earned for the three and six months ended June 30, 2008 and 2007 (in thousands):

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2008	2007	$	%	2008	2007	$	%
Net revenues:
Technology licensing
Consumer hardware devices	$13,411	$12,498	$913	7%	$30,201	$27,256	$2,945	11%
% of total net revenues	63%	68%			65%	71%
Software	2,999	1,731	1,268	73%	5,287	3,675	1,612	44%
% of total net revenues	14%	10%			12%	9%

Total technology licensing	16,410	14,229	2,181	15%	35,488	30,931	4,557	15%
% of total net revenues	77%	78%			77%	80%
Advertising and third-party product distribution	4,735	3,878	857	22%	10,533	7,273	3,260	45%
% of total net revenues	22%	21%			22%	19%
Content distribution and related services	174	172	2	1%	320	293	27	9%
% of total net revenues	1%	1%			1%	1%

Total net revenues	$21,319	$18,279	$3,040	17%	$46,341	$38,497	$7,844	20%

Technology licensing—consumer hardware devices: The $900,000, or 7%, increase in net revenues from technology licensing to consumer hardware device manufacturers from the three months ended June 30, 2007 to the three months ended June 30, 2008, and the $2.9 million, or 11%, increase in net revenues from technology licensing to consumer hardware device manufacturers from the six months ended June 30, 2007 to the six months ended June 30, 2008 resulted primarily from an increase in net royalty revenues associated with increased shipped-unit volumes of devices that incorporate our technologies reported to us by our licensee partners.

Technology licensing—software: The $1.3 million, or 73%, increase in software licensing revenues from the three months ended June 30, 2007 to the three months ended June 30, 2008, and the $1.6 million, or 44%, increase in software licensing revenues from the six months ended June 30, 2007 to the six months ended June 30, 2008 were primarily due to approximately $1.6 million and $2.4 million of additional revenue from MainConcept acquired in November 2007 for the three- and six-month periods, respectively, offset by a $300,000 and $800,000 decrease in revenue for the three- and six-month periods, respectively, primarily as a result of the expiration of a codec licensing agreement with Google in 2007.

Advertising and third-party product distribution: The $900,000, or 22%, increase in advertising and third-party product distribution revenue from the three months ended June 30, 2007 to the three months ended June 30, 2008, and the $3.3 million, or 45%, increase in advertising and third-party product distribution revenue from the six months ended June 30, 2007 to the six months ended June 30, 2008, resulted primarily from an increase in revenues under our agreement with Yahoo! in 2008 compared to our agreement with Google in 2007. In November 2007, we switched from distribution of Google software, to instead including and distributing a co-branded Yahoo! toolbar and Internet Explorer browser with our software products under agreement with Yahoo!. Pursuant to the agreement, Yahoo! pays us fees based on the number of certain distributions or installations of the Yahoo! software by consumers.

Content distribution and related services: The $2,000, or 1%, increase in content distribution and related services revenue from the three months ended June 30, 2007 to the three months ended June 30, 2008, and the $27,000, or 9%, increase in content distribution and related services revenue from the six months ended June 30, 2007 to the six months ended June 30, 2008 reflects an increase in sales by our Open Video System (“OVS”) customers and in encoding revenues. Our OVS is a complete hosted service that allows content creators to deliver high-quality DivX video content over the Internet. We use our OVS to provide content and service providers with encoding services, content storage and distribution services, and use of our DivX media format and digital rights management technology. Using our OVS, a content service provider can launch its own web store and sell content online.

Gross profit

The following table shows the gross profit earned on each of our revenue streams for the three and six months ended June 30, 2008 and 2007 in absolute dollars and as a percentage of related revenues (in thousands):

	Three months ended June 30,		Change		Six months ended June 30,		Change
	2008	2007	$	%	2008	2007	$	%
Gross profit
Technology licensing	$15,453	$13,409	$2,044	15%	33,496	$29,263	$4,233	14%
Gross margin %	94%	94%			94%	95%
Advertising and third-party distribution	4,685	3,841	844	22%	10,440	7,203	3,237	45%
Gross margin %	99%	99%			99%	99%
Content distribution and related services	38	52	(14)	(27)%	55	(55)	110	200%
Gross margin %	22%	30%			17%	-19%

Total gross profit	$20,176	$17,302	$2,874	17%	$43,991	$36,411	$7,580	21%

Gross margin %	95%	95%			95%	95%

Technology licensing: The increase in overall gross margin, in terms of absolute dollars, from the three months ended June 30, 2007 to the three months ended June 30, 2008, and from the six months ended June 30, 2007 to the six months ended June 30, 2008, was due primarily to increased royalties from technology licensing to consumer hardware device manufacturers without a corresponding increase in royalty expenses due to our licensors.

Advertising and third-party product distribution: Our cost of advertising and product distribution revenue has remained relatively consistent as a percentage of revenue because the cost of bandwidth associated with product downloads is directly proportional to the volume of downloads.

Content distribution and related services: Our content distribution and related services gross margin has continued to decrease from the three months ended June 30, 2007 to the three months ended June 30, 2008 primarily due to the closure of Stage6, during the three months ended March 31, 2008 resulting in a decrease in Internet connectivity costs. During the six months ended June 30, 2007, revenue from content distribution did not cover costs and related services gross margins were negative due to the high relative fixed cost base which exceeded our content distribution and related services revenue.

Operating expenses

The following table summarizes and analyzes our operating expenses for the three and six months ended June 30, 2008 and 2007 (in thousands):

	Three months ended June 30,		Change		Six months ended June 30,		Change
	2008	2007	$	%	2008	2007	$	%
Operating expenses:
Selling, general and administrative	$12,573	$13,007	$(434)	(3)%	$28,550	$23,803	$4,747	20%
% of total net revenues	59%	71%			62%	62%
Product development	5,366	4,636	730	16%	10,791	8,792	1,999	23%
% of total net revenues	25%	25%			23%	23%
Impairment of acquired intangibles	250	—	250	100%	1,250	—	1,250	100%
% of total net revenues	1%	0%			3%	0%

Total operating expenses	$18,189	$17,643	$546	3%	$40,591	$32,595	$7,996	25%

Selling, general and administrative: The $434,000, or 3%, decrease in selling, general and administrative expenses from the three months ended June 30, 2007 to the three months ended June 30, 2008 was primarily due to a $1.5 million decrease in Internet connectivity related costs, a $350,000 decrease in patent royalty expenses, and a $300,000 decrease in marketing expenses, all primarily associated with Stage 6, which was closed on February 28, 2008, offset by a $300,000 increase in depreciation expense. In addition, the decreases were offset by approximately $1.6 million of expenses recorded in the three months ended June 30, 2008 that are associated with MainConcept, which was acquired during the fourth quarter of 2007. MainConcept costs primarily include salary and commission expenses, marketing and promotion costs, and amortization of intangibles.

The $4.7 million, or 20%, increase in selling, general and administrative expenses from the six months ended June 30, 2007 to the six months ended June 30, 2008 primarily included: (1) a $1.3 million increase in share-based compensation expense; (2) a $750,000 increase in Internet connectivity related costs primarily associated with Stage6, which was closed on February 28, 2008, resulting in additional connectivity related costs paid to third parties during the first quarter of 2008; (3) an increase of approximately $500,000 for office and equipment rental and utilities; and (4) an increase of $400,000 for travel costs. In addition, the increase includes an approximately $3.3 million of expenses associated with our acquisition of MainConcept which was acquired during the fourth quarter of 2007. MainConcept costs primarily include salary and commission expenses, marketing and promotion costs, and amortization of intangibles. These increases were offset by a reduction of $1.0 million in accrued patent royalty costs after entering a new contract, and an additional reduction of $400,000 in bandwidth related costs resulted from the closure of Stage6.

Product development: The $730,000, or 16%, increase in product development expense from the three months ended June 30, 2007 to the three months ended June 30, 2008 was principally due to an increase of $900,000 associated with our acquisition of MainConcept, which was acquired during the fourth quarter of 2007, offset by a $200,000 decrease in depreciation and amortization expenses. MainConcept costs primarily include salary and commission expenses and outside services costs.

The $2.0 million, or 23%, increase in product development expense from the six months ended June 30, 2007 to the six months ended June 30, 2008 was principally due to an increase of $1.7 million associated with MainConcept, which was acquired during the fourth quarter of 2007, and a $500,000 increase in compensation and benefit expenses, offset by a decrease of approximately $300,000 in depreciation and amortization expenses. Costs associated with MainConcept were comprised primarily of salary and benefits, share-based compensation and recruiting costs. The increase in payroll and benefit expenses is partially attributable to increases in salaries, increased severance payments for terminated employees, increases in share-based compensation expenses, and foreign payroll tax increases.

Impairment of acquired intangibles: In the six months ended June 30, 2008 we recorded an impairment charge of $1.3 million related to the patented technology license intangible asset acquired in connection with our acquisition of Veatros in July 2007, $250,000 of which was recorded during the three months ended June 30, 2008. As more fully discussed in Note 9 in the accompanying notes to the consolidated financial statements, management performed an impairment analysis of the assets in accordance with SFAS No. 144, and concluded that the asset was not fully recoverable and impairment losses were recognized in the first and second quarter of 2008.

Interest income (expense), net: Net interest income decreased from $2.0 million for the three months ended June 30, 2007 to $1.1 million for the three months ended June 30, 2008 and from $3.9 million for the six months ended June 30, 2007 to $2.8 million for the six months ended June 30, 2008, due to lower average cash balances in 2008, which primarily resulted from cash used to acquire MainConcept in November 2007 and cash used to purchase shares of our common stock, as well as lower interest rates compared to the same periods in the prior year.

Other income (expense), net: We recorded other expenses totaling approximately $15,000 for the three months ended June 30, 2008 as compared to other income of $5,000 for the same period in 2007. We recorded other income totaling $502,000 for the six months ended June 30, 2008 as compared to other expense of $1,000 for the same period in 2007. The fluctuations in other income (expenses) were primarily due to foreign exchange gains on our Euro-based intercompany receivable balance which resulted from our acquisition of MainConcept.

Income tax provision: We recorded a provision for income taxes of $1.4 million for the three months ended June 30, 2008, based upon a 45.6% effective tax rate, compared to $680,000 for the three months ended June 30, 2007, based on a 40.4% effective tax rate. For the six months ended June 30, 2008, we recorded a provision for income taxes of $2.5 million, based on a 37.7% effective tax rate, compared to $3.1 million for the six months ended June 30, 2007, based upon a 39.8% effective tax rate. The difference between the Company’s effective tax rate and the 35% U.S. federal statutory rate for the three and six month period ended June 30 2008 was primarily due to state income taxes, and permanent differences, partially offset by research and development credits. The effective tax rate for the three and six months ended June 30, 2007 differs from the U.S. federal statutory rate of 35% primarily due to state income taxes and permanent differences, partially offset by research and development credits.

Effective May 12, 2008, we made certain U.S. tax elections to treat the Company’s wholly-owned subsidiary, MainConcept GmbH (“MainConcept”) as a disregarded entity for U.S. income tax purposes. This has the effect of having the income or loss of this foreign subsidiary taxed in the United States as if it were a branch. Further, the U.S. tax elections created tax deductible intangible assets and goodwill. As a result, we will receive U.S. tax benefits for the amortization of the purchased intangible assets and tax deductible goodwill, which did not previously exist for U.S. federal income tax purposes. The elections resulted in the recognition of a U.S. deferred tax asset of approximately $2.1 million relating to these future U.S. tax benefits. This deferred tax asset was recorded as a reduction to goodwill during the second quarter of 2008 as part of the finalization of the purchase price allocation during the second quarter of 2008.

We also recorded a tax benefit of approximately $300,000 related to the release of the valuation allowance on certain deferred tax assets recorded on the books of our wholly-owned subsidiary, MainConcept, during the first quarter of 2008.

The effective tax rate for the six months ended June 30, 2008 is based upon our estimated fiscal 2008 income before income taxes. To the extent the estimate of fiscal 2008 income before income taxes changes, our income tax provision will change as well. The effective tax rate for 2008 is expected to be approximately 43%, excluding discrete items.

Liquidity and capital resources

The following table presents data regarding our liquidity and capital resources (in thousands):

	June 30, 2008	December 31, 2007
Cash, cash equivalents and investments	$117,992	$141,035
Working capital	106,807	138,410
Total assets	185,803	200,888
Total debt	67	153

Share Repurchase Program

In March 2008, our Board of Directors approved a share repurchase program, authorizing us to repurchase up to $20.0 million worth of our common stock. During the six months ended June 30, 2008, we completed our share repurchase program with the purchases of approximately 2.8 million shares of our common stock for a total purchase price of approximately $20.0 million. Purchases under this program were made through a 10b5-1 program, and open market purchases.

Cash Flows (in thousands):

	Six Months Ended June 30,
	2008	2007
Net cash provided by operating activities	$1,392	$7,593
Net cash provided by (used in) investing activities	32,188	(67,678)
Net cash (used in) provided by financing activities	(19,382)	1,097
Effect of exchange rate changes on cash	55	—

Net increase (decrease) in cash and cash equivalents	14,253	(58,988)
Cash and cash equivalents at beginning of period	14,532	86,310

Cash and cash equivalents at end of period	$28,785	$27,322

Cash provided by operating activities: The $1.4 million of cash provided by operating activities for the six months ended June 30, 2008 was primarily the result of net income of $4.2 million, non-cash share-based compensation expenses of $4.4 million and non-cash depreciation and amortization expenses of $2.3 million reflected in net income, offset by a $5.2 million increase in accounts receivable, a $2.7 million increase in deferred tax, and changes in other working capital accounts, primarily decreases in accounts payable and accrued liabilities.

The $7.6 million of cash provided by operating activities for the six months ended June 30, 2007 was primarily due to net income of $4.7 million, depreciation and amortization of $1.1 million, share-based compensation of $3.0 million, and changes in other working capital accounts, primarily increases in accrued liabilities and accrued compensation and benefits and a decrease in income taxes payable.

Cash provided by (used in) investing activities: The $32.2 million of cash provided by investing activities for the six months ended June 30, 2008 was primarily due to $105.8 million in proceeds from sales and maturities of investments offset by $69.4 million in purchases of investments, $1.8 million of cash paid for our acquisition of all of the assets of Veatros L.L.C., or Veatros, $1.3 million in purchases of property and equipment, and $1.2 million of milestone payments made for the MainConcept acquisition.

The $67.7 million of cash used in investing activities for the six months ended June 30, 2007 was primarily for net short-term investments of $62.9 million, a $3.5 million investment in Veatros and $1.6 million for the purchase of property and equipment, primarily computer hardware and software.

Cash (used in) provided by financing activities: The $19.4 million net cash used in financing activities for the six months ended June 30, 2008 was primarily due to $20.0 million used in the repurchase of our common stock offset by approximately $700,000 in proceeds from the exercise of stock options and shares issued under the employee stock purchase plan.

The $1.1 million of net cash provided by financing activities for the six months ended June 30, 2007 was primarily due to the net proceeds from the sale of $1.5 million of our common stock, principally due to the exercise of stock options and employee stock purchase plan participation, partially offset by the payment of $467,000 of costs related to our initial public offering and $266,000 of payments on our debt obligations.

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

Interest Rate Risk

All of our fixed income investments are classified as available-for-sale and are therefore reported on the balance sheet at market value. The fair values of our cash equivalents and investments are subject to change as a result of changes in market interest rates and investment risk related to the issuers’ credit worthiness. To minimize these risks, we maintain an investment portfolio of various holdings, types and maturities. We have established guidelines relative to diversification and maturities that attempt to maintain safety and liquidity. These guidelines are periodically reviewed and modified, if necessary. We do not utilize financial contracts to manage our exposure in our investment portfolio to changes in interest rates. At June 30, 2008, we had $118.0 million in cash, cash equivalents and investments, all of which are stated at fair value. Changes in market interest rates would not be expected to have a material impact on the fair value of $28.8 million of our cash and cash equivalents at June 30, 2008, as these consisted of securities with maturities of less than three months. A 100 basis point increase or decrease in interest rates over a three month period would, however, decrease or increase, respectively, the remaining $89.2 million of our investments by approximately $900,000. While changes in interest rates may affect the fair value of our investment portfolio, any gains or losses will not be recognized in our consolidated statements of income until the investment is sold or if the reduction in fair value was determined to be other than temporary.

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

Additionally, at June 30, 2008, we had a receivable balance denominated in Euros due from MainConcept. Our outstanding receivable balance is translated into U.S. dollars for financial reporting purposes, with unrealized gains and losses included as a component of other income and expense. A 100 basis point increase or decrease in foreign currency exchange rates over a three month period from those in effect at June 30, 2008 would not materially impact our financial position, results of operations and cash flows. During the six months ended June 30, 2008, we recorded approximately $500,000 of foreign currency gains related to our foreign currency receivable denominated in Euros in other income on our consolidated statements of income.

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

On October 22, 2007, following the filing of our declaratory relief action which was subsequently dismissed, Universal Music Group, Inc. (“UMG”) filed a lawsuit against us in the Central District of California. UMG’s suit alleges copyright infringement and seeks monetary damages related to our operation of the Stage6 online video community service, which we shut down on February 28, 2008. We believe we have meritorious defenses to UMG’s claims and will assert them vigorously. Still, litigation is inherently uncertain and there can be no guarantee that we will prevail or that the litigation will not have material adverse consequences for us; an unfavorable resolution of these proceedings could materially affect our future operating results or financial conditions in particular periods.

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

*We are dependent on the sale by our licensees of consumer hardware and software products that incorporate our technologies. Our top 10 licensees by revenue accounted for approximately 53% of our total net revenues during the six months ended June 30, 2008, and a reduction in revenues from those licensees or a loss of one or more of our key licensees would adversely affect our licensing revenue.

We derive most of our revenue from the licensing of our technologies to consumer hardware device manufacturers, software vendors and consumers. We derived 77% and 80% of our total net revenues from licensing our technology in the six months ended June 30, 2008 and 2007, respectively. One or a small number of our licensees generally represents a significant percentage of our technology licensing revenues. For example, in the six months ended June 30, 2008, Philips accounted for approximately 10% of our total net revenues, and our top 10 licensees by revenue accounted for approximately 53% of our total net revenues. Our technology licensing revenues are particularly dependent upon our relationships with consumer hardware device manufacturers. We cannot control consumer hardware device manufacturers’ and software developers’ product development or commercialization efforts or predict their success. Our license agreements typically require manufacturers of consumer hardware devices and software vendors to pay us a specified royalty for every shipped consumer hardware or software product that incorporates our technologies, but many of these agreements do not require these manufacturers to guarantee us a minimum royalty in any given period. Accordingly, if our licensees sell fewer products incorporating our technologies, or otherwise face significant economic difficulties, our licensing revenues will be adversely affected. Additionally, certain of our license agreements provide for specific royalties based on our estimations of the volumes of certain units consumer hardware device manufacturers are likely to ship during a given term; if our estimates are too low, the actual per-unit revenues received may be lower than expected. Our license agreements are generally for two years or less in duration, and a significant number of these agreements expire in any given quarter. Upon expiration of their license agreements, manufacturers and software developers may not renew their agreements or may elect not to enter into new agreements with us on terms as favorable as our current agreements.

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

We have offices in seven foreign countries as well as sales staff in several others, and we are dedicating a significant portion of our sales efforts in countries outside North America. We are dependent on international sales for a substantial amount of our total revenues. For the six months ended June 30, 2008 and for the fiscal years 2007 and 2006, our net revenue outside North America comprised 73%, 74% and 76%, respectively, of our total revenues. We expect that international sales will continue to represent a substantial portion of our revenues for the foreseeable future. These future international revenues will depend to a large extent on the continued use and expansion of our technologies in entertainment industries worldwide. Increased worldwide use of our technologies is also an important factor in our future growth.

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

Growth in our revenue over the past several years has been the result, in large part, of the rapid growth in sales of red-laser DVD players incorporating our technologies. For the six months ended June 30, 2008 and for the years 2007 and 2006, we derived approximately 65%, 70% and 72%, respectively, of our total net revenues from technology licensing to consumer hardware device manufacturers, a majority of which are derived from sales of red-laser DVD players incorporating our technologies. However, as the markets for DVD players mature, we do not expect sales of red-laser DVD players to continue to grow as quickly as they have in the past. To the extent that sales of red-laser DVD players level off or decline, our licensing revenue will be adversely affected. In addition, if new technologies are developed for use with DVDs or new technologies are developed that substantially compete with or replace red-laser DVDs as a dominant medium for consumer video entertainment such as high definition DVD or Blu-ray Disc, and if we are unable to develop and successfully market technologies that are incorporated into or compatible with such new technologies, our ability to generate revenues will be adversely affected.

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

As of June 30, 2008 we had over 340 full-time employees, including full-time equivalents. We will need to continue to expand our managerial, operational, financial and other resources to manage our business, including our relationships with key customers and licensees. Our current facilities and systems may not be adequate to support this future growth. We may require additional office space to accommodate our growth. Additional office space may not be available on commercially reasonable terms and may result in a disruption of our corporate culture. Our need to effectively manage our operations, growth and various projects requires that we continue to improve our operational, financial and management controls, reporting systems and procedures and to attract and retain sufficient numbers of talented employees. We may be unable to successfully implement these tasks on a larger scale, which could prevent us from executing our business strategy.

*We have experienced recent changes in our senior management, which may disrupt our operations.

In February 2008 Chris Russell resigned as our Chief Technology Officer and we appointed Markus Moenig as our new Chief Technology Officer. In April 2008, Pam Johnston resigned as our Senior Vice President for Sales and Marketing, and in July 2008, we appointed Eric Rodli as our Executive Vice President for Sales and Marketing. We may experience disruptions in our operations as a result of these changes and as the new members of our management team become acclimated to their roles and to our company in general. If we experience any of these disruptions or a loss of management attention to our core business, our operating results could be adversely affected.

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

Companies in the technology and entertainment industries own large numbers of patents, copyrights, trademarks and trade secrets and they frequently make claims and commence litigation based on allegations of infringement or other violations of intellectual property rights, including those relating to digital media standards such as MPEG-4, H.264, MP3 and AAC or relating to video or music content. We have faced such claims in the past, we currently face such claims, and we expect to face similar claims in the future. For instance, we have been contacted by third parties regarding the licensing of certain patents characterized by such parties as being essential to the MPEG-4 visual standard. In this regard, AT&T has offered to license us certain patents it claims are essential to MPEG-4 and our products, and while we believe we do not need a license from AT&T for these patents, AT&T may pursue their claims. We have also been contacted by LG Electronics regarding a license to certain patents that LG Electronics owns and claims are related to the MPEG-4 visual standard. LG Electronics is one of our most significant customers in consumer hardware technology licensing and any dispute with LG over intellectual property rights could materially and adversely affect this important commercial relationship. In the event we determine that we need to obtain a license from any third party, we cannot guarantee that we would be able to obtain such license on commercially reasonable terms, if at all. We may be required to develop non-infringing alternative technologies, which could be very time consuming and expensive, and there is no guarantee that we would be successful in developing such technologies. We have also been asked by content owners to stop the display or hosting of copyrighted materials by our users or ourselves through our service offerings, including notices provided to us pursuant to the Digital Millennium Copyright Act. For instance, in the recent past several major motion picture studios, record labels, television networks, and trade associations such as the Recording Industry Association of America and the Motion Picture Association of America have asked us to remove content posted by users of our website which it claims infringe its rights in such content. Among those labels who have asked us to remove content is UMG, who also asserted claims of copyright infringement against us arising from the operation of Stage6, our online video community service, which we shut down on February 28, 2008. Currently, we are involved in litigation with UMG in the Central District of California, in which UMG has alleged copyright infringement and has sought monetary damages. Moreover, content providers may claim that we are contributorily or vicariously liable for third parties’ use of our technology or service offerings to infringe the content providers’ copyrights. Users of our services are subject to terms of use that prohibit the posting of content that violates third party intellectual property rights. We have and will promptly respond to legitimate takedown notices or complaints, including but not limited to those submitted pursuant to the Digital Millennium Copyright Act, notifying us that we are providing unauthorized access to copyrighted content by removing such content and/or any links to such content from our websites. Nevertheless, we cannot guarantee that our prompt removal of content, including removal pursuant to the provisions of the Digital Millennium Copyright Act, will prevent disputes with content providers, that infringing content will not exist on our services, or that we will be able to resolve any disputes that may arise with content providers or users regarding such infringing content. Any intellectual property claims, with or without merit, could be time-consuming, expensive to litigate or settle and could divert management resources and attention. An adverse determination could require that we pay damages, block access to certain content, or stop using technologies found to be in violation of a third party’s rights, and could prevent us from offering our technologies, products or certain content to others. To avoid these restrictions, we may be required to seek a license for the technology or content from additional third parties. Such licenses may not be available on reasonable terms, could require us to pay significant royalties and may significantly increase our cost of revenues. The technologies or content also may not be available for license to us at all. As a result, we may be required to develop alternative non-infringing technologies, or license alternative content, which could require significant effort and expense. If we cannot license or develop technologies or content for any infringing aspects of our business, we may be forced to limit our technology or content offerings and may be unable to compete effectively with entities that offer such technology or content. In addition, from time to time we engage in disputes regarding the licensing of our intellectual property rights, including matters related to our royalty rates and other terms of our licensing arrangements. These types of disputes can be asserted by our licensees or prospective licensees or by other third parties as part of negotiations with us or in private actions seeking monetary damages or injunctive relief. Any disputes with our licensees or potential licensees or other third parties could harm our reputation and expose us to additional costs and other liabilities.

*We may be unable to adequately protect the proprietary rights in our technologies and products.

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

As of July 31, 2008, we had 32,194,941 shares of common stock outstanding, excluding 48,913 shares subject to repurchase. As a result of our relatively small public float, our common stock may be less liquid than the stock of companies with broader public ownership. In addition, in March 2008, our Board of Directors approved a share repurchase program authorizing us to repurchase up to $20.0 million worth of our outstanding common stock. During the six months ended June 30, 2008, we purchased approximately 2.8 million shares of our common stock for a total purchase price of approximately $20.0 million. As of June 30, 2008, the share repurchase program was complete. These repurchases, as well as any future repurchases of our common stock, reduce our public float and may cause our common stock to become less liquid. A reduction in the liquidity of our common stock, as a result of the recent share repurchase or otherwise, could have a greater impact on the trading price for our shares than would be the case if our public float were larger.

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

As of July 31, 2008, there were 32,194,941 shares of our common stock outstanding, excluding 48,913 shares subject to repurchase. Substantially all of these shares are eligible for sale in the public market, although as of July 31, 2008, 4,364,561 of these shares were held by directors, executive officers and other affiliates and will be subject to volume limitations under Rule 144. In addition, as of July 31, 2008 we had outstanding warrants to purchase up to 225,000 shares of common stock that, if exercised, will result in these additional shares becoming available for sale. A large portion of these shares and warrants are held by a small number of persons and investment funds. Sales by these stockholders or warrant holders of a substantial number of shares could significantly reduce the market price of our common stock. Moreover, the holders of 3,198,170 shares of common stock at July 31, 2008 have rights, subject to some conditions, to require us to file registration statements covering the shares they currently hold or to include these shares in registration statements that we may file for ourselves or other stockholders.

As of July 31, 2008, an aggregate of approximately 7,121,208 shares of our common stock were reserved for future issuance under our 2000 Stock Option Plan, or 2000 Plan, our 2006 Equity Incentive Plan, or 2006 Plan, and our 2006 Employee Stock Purchase Plan, or 2006 Purchase Plan and the share reserve under our 2006 Plan and our 2006 Purchase Plan are subject to automatic annual increases in accordance with the terms of the plans. These shares can be freely sold in the public market upon issuance. If a large number of these shares are sold in the public market, the sales could reduce the trading price of our common stock and impede our ability to raise future capital.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Company

Pursuant to the terms of our 2000 Plan, options may typically be exercised prior to vesting. We have the right to repurchase unvested shares from our employees and consultants upon their termination, and it is generally our policy to do so. The following table provides information with respect to purchases made by us of unvested shares of our common stock upon the termination of service of former employees and consultants during the three month period ended June 30, 2008:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Value Paid by Company
April 1, 2008 through April 30, 2008 (1)	902	$0.93	$842
May 1, 2008 through May 31, 2008	—	—	—
June 1, 2008 through June 30, 2008	—	—	—

(1)	All shares were originally purchased from us by employees and consultants pursuant to exercises of unvested stock options. During the months listed above, we routinely repurchased the shares from our employees and consultants upon their termination of employment pursuant to our right to repurchase unvested shares at the original exercise price under the terms of our 2000 Plan and the related stock option agreements.

On March 4, 2008, we announced that our Board of Directors approved a share repurchase program authorizing us to repurchase up to $20.0 million of our common stock. The following table provides information with respect to purchases made by the Company of its common stock pursuant to the share repurchase program during the three-month period ended June 30, 2008:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Value Paid by Company	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Share Repurchase Program
April 1, 2008 through April 30, 2008 (1)	1,082,842	$6.88	$7,435,514	$2,642,717
May 1, 2008 through May 31, 2008 (1)	279,000	$9.43	$2,636,543	$—
June 1, 2008 through June 30, 2008	—	—	—	$—

(1)	Purchases under this repurchase program were authorized to be made from time to time through 10b5-1 programs, open market purchases, or privately negotiated transactions. 279,000 of the shares listed in the table were purchased in an open market transaction at prices ranging from $9.08 to $9.80 per share and the remaining purchases were made pursuant to a 10b5-1 program. As of June 30, 2008, the share repurchase program was complete.

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

During the three-month period ended June 30, 2008, we used $10.1 million of the proceeds from our initial public offering in connection with the repurchase of approximately 1.4 million shares of our common stock in the open market. The remaining $62.8 million of proceeds from our initial public offering are invested in auction rate securities, government agency and corporate debt securities and money market funds.

Item 4.	Submission of Matters to a Vote of Security Holders

We held our 2008 Annual Meeting of Stockholders, or the Annual Meeting, on June 4, 2008. At the Annual Meeting, our stockholders:

1.	Elected three Class II directors to hold office until the 2011 Annual Meeting of Stockholders or until their successors are duly elected and qualified; and

2.	Ratified the appointment of Ernst & Young LLP to serve as our independent registered public accounting firm for our fiscal year ending December 31, 2008.

At the Annual Meeting, the stockholders voted as follows:

	For	Against/ Withheld	Abstentions	Broker non-votes
1.a. Election of Frank Creer	19,404,351	3,955,544	Not applicable	—
1.b. Election of Kevin C. Hell	19,955,296	3,404,599	Not applicable	—
1.c. Election of Jérôme J-P. Vashisht-Rota	19,689,630	3,670,265	Not applicable	—
2. Ratification of Appointment of Ernst & Young LLP as our Registered Independent Public Accountants	22,903,499	270,239	186,157	—

Item 6.	Exhibits.

Exhibit Number	Description of Document

3.1(1)	Form of Amended and Restated Certificate of Incorporation as currently in effect.

3.2(2)	Form of Amended and Restated Bylaws as currently in effect.

4.1(1)	Form of Common Stock Certificate.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the exhibit of the same number to the Company’s Registration Statement on Form S-1 (No. 333-133855), originally filed with the SEC on May 5, 2006.

(2)	Filed as an exhibit to the Company’s Current report on Form 8-K filed with the SEC on December 20, 2007.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIVX, INC.

Dated: August 8, 2008	By:	/s/ Kevin Hell
Kevin Hell
Chief Executive Officer