Form 10-Q
period 2008-09-30
DIVX INC
filed 2008-11-07
CIK 1342960

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Yes  ☐    No  ☒

The number of shares of the Registrant’s Common Stock outstanding as of October 31, 2008 was 32,275,356.

DIVX, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED SEPTEMBER 30, 2008

PART I — FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

DIVX, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	September 30, 2008	December 31, 2007
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$39,982	$14,532
Short-term investments	73,068	126,503
Accounts receivable, net of allowance of $1,518 and $1,909 at September 30, 2008 and December 31, 2007, respectively	7,690	10,397
Income tax receivable	372	857
Prepaid expenses	2,076	2,593
Deferred tax assets, current	5,258	2,699
Other current assets	1,205	1,868

Total current assets	129,651	159,449
Property and equipment, net	4,498	5,402
Long-term investments	17,207	—
Deferred tax assets, long-term	7,499	5,354
Purchased intangible assets, net	12,230	14,261
Goodwill	10,317	11,000
Other assets	5,672	5,422

Total assets	$187,074	$200,888

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,314	$2,808
Accrued liabilities	2,937	4,574
Accrued compensation and benefits	3,233	4,011
Accrued patent royalties	888	1,785
Income taxes payable	—	616
Deferred revenue, current	8,645	7,170
Notes payable and capital lease obligations, current portion	—	75

Total current liabilities	17,017	21,039
Notes payable and capital lease obligations, long-term	—	78
Deferred tax liability	1,790	3,119
Deferred revenue, long-term	498	1,098
Liability for unvested portion of early stock option exercises	32	114

Total liabilities	19,337	25,448
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000 shares authorized at September 30, 2008 and December 31, 2007; no shares issued and outstanding at September 30, 2008 and December 31, 2007	—	—
Common stock, $0.001 par value, 200,000 shares authorized at September 30, 2008 and December 31, 2007; 32,340 and 34,723 shares issued and outstanding, excluding 24 and 127 shares subject to repurchase at September 30, 2008 and December 31, 2007, respectively	32	35
Additional paid-in capital	165,653	171,400
Accumulated other comprehensive income	(2,712)	109
Retained earnings	4,764	3,896

Total stockholders’ equity	167,737	175,440

Total liabilities and stockholders’ equity	$187,074	$200,888

The accompanying notes are an integral part of these unaudited consolidated financial statements.

DIVX, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net revenues:
Technology licensing	$19,108	$17,070	$54,596	$48,001
Media and other distribution and services	5,301	4,825	16,154	12,391

Total net revenues	24,409	21,895	70,750	60,392
Cost of revenues:
Cost of technology licensing (1)	963	874	2,955	2,542
Cost of media and other distribution and services (1)	190	134	548	552

Total cost of revenues	1,153	1,008	3,503	3,094

Gross profit	23,256	20,887	67,247	57,298
Operating expenses:
Selling, general and administrative (1)	13,300	15,144	41,849	38,947
Product development (1)	4,642	4,299	15,433	13,091
Impairment of acquired intangibles	—	2,223	1,250	2,223

Total operating expenses	17,942	21,666	58,532	54,261

Income (loss) from operations	5,314	(779)	8,715	3,037
Interest income (expense), net	908	2,028	3,675	5,956
Other income (expense), net	(677)	—	(175)	(1)

Income before income taxes	5,545	1,249	12,215	8,992
Income tax provision	2,265	433	4,776	3,513

Net income	$3,280	$816	$7,439	$5,479

Basic net income per share	$0.10	$0.02	$0.22	$0.16

Diluted net income per share	$0.10	$0.02	$0.22	$0.15

Shares used to compute basic net income per share	32,312	34,073	33,133	33,721

Shares used to compute diluted net income per share	32,818	35,180	33,688	35,393

(1) Includes share-based compensation as follows:
Cost of revenues	$—	$—	$—	$2
Selling, general and administrative	1,851	1,986	5,221	4,061
Product development	539	371	1,602	1,328

The accompanying notes are an integral part of these unaudited consolidated financial statements.

DIVX, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine months ended September 30,
	2008	2007
	(unaudited)
Cash flows from operating activities:
Net income	$7,439	$5,479
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,816	1,565
Deferred taxes	(3,917)	—
Impairment of acquired intangibles	1,250	2,223
Asset impairment charge	350	—
Share-based compensation	6,823	5,391
Amortization of discount on investments	(461)	(1,775)
Tax benefit from stock options exercised	(12)	(1,474)
Foreign currency transaction gain	175	—
Changes in operating assets and liabilities:
Accounts receivable	3,205	3,724
Prepaid expenses and other assets	986	(1,243)
Accounts payable	(1,493)	1,044
Accrued liabilities	(3,559)	3,779
Deferred rent	(159)	(132)
Income taxes	485	(2,639)
Deferred revenue	968	1,980

Net cash provided by operating activities	15,896	17,922
Cash flows from investing activities:
Purchase of investments	(88,364)	(160,174)
Proceeds from sales and maturities of investments	122,882	100,241
Purchase of property and equipment	(1,615)	(2,384)
Cash paid in Veatros acquisition	(2,000)	(2,000)
Cash paid in MainConcept acquisition	(1,884)	—
Cash paid in deviantART investment	—	(3,500)
Restricted cash	—	270

Net cash provided by (used in) investing activities	29,019	(67,547)
Cash flows from financing activities:
Proceeds from exercise of stock options	124	1,726
Proceeds from shares issued under the employee stock purchase plan	584	—
Expenses related to initial public offering	—	(467)
Excess tax benefit from exercise of stock options	12	1,474
Repurchase of common stock	(19,995)	—
Repurchase of unvested stock	(27)	(96)
Payments on notes payable and capital lease	(156)	(352)

Net cash (used in) provided by financing activities	(19,458)	2,285
Effect of exchange rate changes on cash	(7)	—

Net increase (decrease) in cash and cash equivalents	25,450	(47,340)
Cash and cash equivalents at beginning of period	14,532	86,310

Cash and cash equivalents at end of period	39,982	$38,970

Supplemental disclosure of non-cash investing and financing activities
Issuance of warrants in connection with format approval agreement	$87	—

Supplemental disclosure:
Cash paid for income taxes	$8,617	$6,059

Cash paid for interest	$4	$16

The accompanying notes are an integral part of these unaudited consolidated financial statements.

DIVX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1 - Background and Basis of Presentation

Basis of Presentation

The accompanying consolidated balance sheet as of September 30, 2008, the consolidated statements of income for the three and nine months ended September 30, 2008 and 2007 and the consolidated statements of cash flows for the nine months ended September 30, 2008 and 2007 are unaudited. The unaudited consolidated balance sheet as of September 30, 2008 is presented with balance sheet amounts derived from the audited consolidated balance sheet as of December 31, 2007. These statements should be read in conjunction with the audited consolidated financial statements and related notes, together with management’s discussion and analysis of financial condition and results of operations, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, or the Annual Report.

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP. In the opinion of the Company’s management, the unaudited consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements in the Annual Report, and include all adjustments (consisting of normal recurring accruals) necessary for the fair presentation of the Company’s financial information for the periods presented. The results of operations for the three and nine months ended September 30, 2008 are not necessarily indicative of the results to be expected for the year as a whole.

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

Format Approval Agreement

In June 2008, the Company executed a format approval fee agreement with Sony Pictures Television International, or SPTI, covering the world, excluding the U.S., District of Columbia and Canada. This agreement provides for SPTI to allow online retailers to offer SPTI’s titles for secure download in the DivX format for playback on DivX Certified consumer electronics devices. The total consideration paid by the Company to SPTI was a one-time non-refundable fee of $1.0 million and fully vested warrants to purchase 50,000 shares of the common stock of DivX with a strike price of $9.45 and an exercise period of 18 months. The value of these warrants at the date of issuance was approximately $90,000. The total consideration of approximately $1.1 million was capitalized as an intangible asset and is being recorded against revenues generated from Sony Corporation over the estimated useful life of the format fee approval agreement, which is estimated to be five years.

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

The following table sets forth the computation of basic and diluted EPS for the three and nine months ended September 30, 2008 and 2007 (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Numerator:
Net income	$3,280	$816	$7,439	$5,479

Denominator:
Weighted average common shares outstanding (basic)	32,312	34,073	33,133	33,721
Common equivalent shares from restricted stock units	30	—	26	—
Common equivalent shares from common stock warrants	48	65	52	305
Common equivalent shares from options to purchase common stock and unvested shares of common stock subject to repurchase	428	1,042	477	1,367

Weighted average shares of common stock outstanding (diluted)	32,818	35,180	33,688	35,393

Basic earnings per share	$0.10	$0.02	$0.22	$0.16

Diluted earnings per share	$0.10	$0.02	$0.22	$0.15

Potentially dilutive securities, which are not included in the calculation of diluted net income per share because to do so would be anti-dilutive, are as follows (in thousands):
	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Common stock warrants	175	—	145	—
Options to purchase common stock	4,422	3,009	3,361	1,538

Total	4,597	3,009	3,516	1,538

Note 3— Investments

The following table summarizes investments by security type as of September 30, 2008 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Commercial paper	$10,522	$1	$(5)	$10,518
Corporate bonds	28,884	1	(372)	28,513
Government	34,073	21	(57)	34,037

Total short-term investments	73,479	23	(434)	73,068

Auction rate securities - long-term investments	18,850	—	(1,643)	17,207

	$92,329	$23	$(2,077)	$90,275

The following table summarizes the contractual maturities of the Company’s investments as of September 30, 2008 (in thousands):

Less than one year	$63,834
Due in one to five years	9,234
Due after five years	17,207

$90,275

Asset-backed securities have been allocated within the contractual maturities table based upon the set maturity date of the security. Realized gains and losses on investments are included in interest income (expense), net, in the accompanying consolidated statements of income. The Company recorded no realized gains or losses on its investments during the nine months ended September 30, 2008 and 2007.

As of September 30, 2008, the Company had no investments that have been in a continuous unrealized loss position for more than 12 months.

In accordance with SFAS No. 157, the following table represents the Company’s fair value hierarchy for its financial assets (cash equivalents and available for sale investments) as of September 30, 2008 (in thousands):

	Fair Value	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$34,925	$34,925	$—	$—
Short-term investments:
Commercial paper	10,518	10,518	—	—
Corporate bonds	28,513	28,513	—	—
Government	34,037	34,037	—	—
Long-term investments:
Auction rate securities	17,207	—	—	17,207

Total financial assets	$125,200	$107,993	$—	$17,207

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

During the second quarter of 2008, $1.3 million worth of the Company’s ARS were redeemed by the issuer, which resulted in the reversal of a previously recorded unrealized loss of approximately $60,000. All other scheduled auctions for the Company’s ARS have failed. Consequently, these investments are not currently liquid and the Company will not be able to access these funds until a future auction of these investments is successful, a buyer is found outside of the auction process or the instruments are redeemed. At the time of the initial investment and through the date of this report, all of the securities underlying these ARS remain AAA rated. The assets underlying each security are student loans and municipal bonds. Principal amounts of $2.5 million and $1.6 million are guaranteed by the Federal Family Education Loan Program, or FFELP, at 51% and 81% respectively, and the remaining principal amounts of $14.8 million are guaranteed by FFELP at 99% to 100%. The Company believes it has the ability and currently intends to hold these ARS investments until the lack of liquidity in these markets is resolved. As a result, the Company has re-classified the entire balance of ARS as long-term investments on its consolidated balance sheets. No ARS were redeemed subsequent to September 30, 2008 through the date of this report.

In October 2008, the Company received an offer, or the Offer, from UBS AG, or UBS to receive ARS Rights, which will entitle the Company to sell ARS to UBS affiliates during the period from June 30, 2010 to July 2, 2012 for a price equal to par value. In exchange for the issuance of the ARS Rights, the UBS affiliates will have the discretionary right to sell the Company’s eligible ARS on the Company’s behalf, without prior notification, at any time before the expiration of the related ARS Right, so long as the Company receives par value for the sold ARS. The Offer is non-transferable and expires on November 14, 2008. The Company is currently evaluating the Offer and its impact on the Company’s financial statements.

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

At September 30, 2008, the Company conducted a Level 3 valuation for the ARS investments which indicated a fair value of $17.2 million. The Company’s valuation analysis utilized a discounted cash flow approach to arrive at this valuation. The assumptions used in preparing the discounted cash flow model include estimates for interest rates, timing and amount of cash flows, credit and liquidity premiums, and expected holding periods of the ARS. These assumptions are volatile and subject to change as the underlying sources of these assumptions and market conditions change. They represent the Company’s estimates given available data as of September 30, 2008.

Based on this assessment of fair value, as of September 30, 2008 the Company determined there was a decline in the fair value of its ARS investments of $1.6 million which was deemed temporary. That amount has been recorded as a component of accumulated other comprehensive income on its consolidated balance sheets.

The following table provides a summary of changes in fair value of the Company’s ARS investments (Level 3) as of September 30, 2008 (in thousands):

Balance at December 31, 2007	$22,300
Purchase of ARS investments	10,150
Sale of ARS investments	(12,300)
Redemption of ARS investments	(1,300)
Unrealized loss included in accumulated other comprehensive income	(1,643)

Balance at September 30, 2008	$17,207

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

The following table summarizes the activity and balances of accrued termination costs through September 30, 2008 (in thousands):

	Contractual Obligations	Property and Equipment Impairment	Total
Balance at December 31, 2007	$—	$—	$—
Charged to expense	477	350	827
Non-cash charge	—	(350)	(350)

Balance at March 31, 2008	477	—	477
Net cash payments	(291)	—	(291)

Balance at June 30, 2008	186	—	186
Net cash payments	(186)	—	(186)

Balance at September 30, 2008	$—	$—	$—

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

Share-Based Compensation under SFAS No. 123(R)

Total share-based compensation expense for the three and nine months ended September 30, 2008 and 2007 is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Cost of revenues	$—	$—	$—	$2
Selling, general and administrative	1,851	1,986	5,221	4,061
Product development	539	371	1,602	1,328

Totals	2,390	2,357	6,823	5,391
Tax effect on share-based compensation	(1,020)	(958)	(2,901)	(2,192)

Net effect on net income	$1,370	$1,399	$3,922	$3,199

Effects on earnings per share:
Basic	$0.04	$0.04	$0.12	$0.09
Diluted	$0.04	$0.04	$0.12	$0.09

The Company recorded $2.4 million in share-based compensation expenses during each of the three-month periods ended September 30, 2008 and 2007, and recorded $6.8 million and $5.4 million in share-based compensation expenses during the nine months ended September 30, 2008 and 2007, respectively. In addition, for the nine months ended September 30, 2008 and 2007, $12,000 and $1.5 million, respectively, was presented as financing activities to reflect the incremental tax benefits from stock options exercised in those periods. At September 30, 2008, total unrecognized estimated compensation costs related to unvested stock options granted prior to that date was $23.8 million, which is expected to be recognized over a weighted-average period of 3.11 years. At September 30, 2008, total unrecognized estimated compensation costs related to non-vested restricted stock awards granted prior to that date was $2.2 million, which is expected to be recognized over a period of 3.45 years.

On May 8, 2008, the Board of Directors approved an option repricing by the Company. Pursuant to the Board of Directors’ approval, the Company reduced the exercise price of all outstanding non-vested, non-qualified stock options granted to all employees (excluding Section 16 officers) which had exercise prices of $11.00 and above. The exercise price of such options was re-set to $9.79 per share, which was equal to 110% of $8.90, the fair market value of the Company’s common stock as of May 8, 2008. This modification to the existing stock options resulted in an approximately $1.5 million incremental increase in value of the related stock options, the incremental stock compensation cost of which will be recognized by the Company ratably over the remaining life of such stock options. During the three months ended September 30, 2008, the Company recorded approximately $100,000 in additional share-based compensation expenses directly associated with the re-priced stock options.

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

Effective May 12, 2008, the Company made certain U.S. tax elections to treat the Company’s wholly-owned subsidiary, MainConcept GmbH, or MainConcept, as a disregarded entity for U.S. income tax purposes. This has the effect of having the income or loss of this foreign subsidiary taxed in the United States as if it were a branch. Further, the U.S. tax elections created tax deductible intangible assets and goodwill. As a result, the Company will receive U.S. tax benefits for the amortization of the purchased intangible assets and tax deductible goodwill, which did not previously exist for U.S. federal income tax purposes. The elections resulted in the recognition of a U.S. deferred tax asset of approximately $2.1 million relating to these future U.S. tax benefits. This deferred tax asset was recorded as a reduction to goodwill during the second quarter of 2008 as part of the finalization of the purchase price allocation.

The Company also recorded a tax benefit of approximately $300,000 related to the release of the valuation allowance on certain deferred tax assets recorded on the books of MainConcept during the first quarter of 2008.

Income tax provision for the three months ended September 30, 2008 was $2.3 million, or 40.8% of pre-tax income, compared to $433,000 or 34.7% of pre-tax income for the three months ended September 30, 2007. Income tax provision for the nine months ended September 30, 2008 was $4.8 million, or 39.1% of pre-tax income, compared with $3.5 million, or 39.1% of pre-tax income for the nine months ended September 30, 2007. The difference between the Company’s effective tax rate and the 35% U.S. federal statutory rate for the three and nine month period ended September 30, 2008 was primarily due to state income taxes and permanent differences. The effective tax rate for the nine months ended September 30, 2007 differs from the U.S. federal statutory rate of 35% primarily due to state income taxes and permanent differences.

The Company files federal, state and foreign income tax returns in jurisdictions with varying statutes of limitations. Due to net operating loss and research and development credit carryovers from earlier years, the Company is subject to income tax examination by tax authorities from inception to date.

The Internal Revenue Service conducted an examination of the Company’s U.S. federal income tax return for the 2006 tax year which was completed in November 2008. The completion of this examination did not have a material effect on the Company’s financial condition or results of operations.

Note 7 — Comprehensive Income

The components of comprehensive income are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net Income	$3,280	$816	$7,439	$5,479
Unrealized loss on investments	(857)	(124)	(2,054)	(86)
Unrealized loss on foreign currency translation	(2,038)	—	(659)	—

Total comprehensive income	$385	$692	$4,726	$5,393

Note 8 — Share Repurchase Program

In March 2008, the Company’s Board of Directors approved a share repurchase program authorizing the Company to repurchase up to $20.0 million of its common stock. During the first half of 2008, the Company completed its share repurchase program with the purchases of approximately 2.8 million shares of its common stock for a total purchase price of approximately $20.0 million. Purchases under this program were made through a 10b5-1 program, and open market purchases.

The shares repurchased were retired and additional paid-in-capital was reduced accordingly, to the extent of the average premium with any excess being recorded as a reduction to retained earnings.

Note 9 — Business Acquisitions and Combinations

Veatros

In July 2007, the Company acquired all of the assets of Veatros, L.L.C., or Veatros, a limited liability company engaged in real-time digital video processing for the purposes of producing enhanced video search and discovery services. At the time of acquisition, the operations of Veatros had been wound down and no development projects were in-process. The acquisition was accounted for as an acquisition of assets in accordance with Emerging Issues Task Force Issue No. 98-3, Determining Whether a Nonmonetary Transaction Involves Receipt of Productive Assets or of a Business. The total purchase price for the acquisition was up to $4.3 million comprised of an initial upfront cash payment of $2.0 million, which the Company made in July 2007, and subsequent cash payments of $2.3 million upon the achievement of certain technology related milestones. The Company did not acquire any tangible assets or assume any liabilities as a result of the acquisition. The Company allocated the cash payments of $4.3 million to one identifiable intangible asset, a patented technology license. The asset is being amortized over the useful life of the patented technology license, or approximately eight years.

In July 2007, subsequent to the asset purchase, the Company’s Board of Directors approved a plan to separate its Stage6 operations into a separate entity, and during the three months ended March 31, 2008, Stage6 was shut down. As a significant portion of the benefit from the acquired patented technology license was originally to be derived from Stage6 future activities, the Company evaluated the intangible asset for impairment in accordance with SFAS No. 144 based on the projected benefits solely attributable to its core consumer electronics business. Based on the Company’s revised forecasts excluding the Stage6 future activities and discounting the cash flows attributable to its core consumer electronics business, the Company concluded that the carrying amount of the asset was not fully recoverable and an impairment charge equal to approximately $3.0 million was recorded in 2007 in the consolidated statements of income for the initial upfront cash payment and for the technology milestones. During the first half of 2008, technology milestones equal to $1.3 million in the aggregate were achieved. As these technology milestones were attributable to Stage6, the milestones were not considered to be recoverable and as a result, the Company recorded an impairment charge of $1.3 million in the consolidated statements of income during the first half of 2008. All milestones had been achieved as of June 30, 2008 and the remaining milestone payment of $250,000 was paid during the three months ended September 30, 2008. As of September 30, 2008, the Company has no remaining liability related to the acquisition of Veatros.

MainConcept

In November 2007, the Company acquired MainConcept, a German-based provider of audio and video codec technology. In exchange for all outstanding shares of MainConcept capital stock, the Company paid approximately $22.6 million. The purchase price, including acquisition costs of $200,000, was $16.4 million in cash, 88,940 shares of the Company’s common stock, which were valued at approximately $1.6 million as of the date of the transaction, and outstanding loans extended to MainConcept by one of its shareholders that the Company also purchased for an aggregate amount of approximately $4.4 million. In addition, the purchase agreement provides for additional payments of up to approximately $5.6 million upon the achievement by MainConcept of certain product development goals and certain financial milestones. During the three and nine months ended September 30, 2008, $194,000 and $2.4 million, respectively, in milestones were recorded as additional purchase price and allocated to goodwill, which is deductible for U.S. tax purposes. The acquired goodwill will not be amortized for financial reporting purposes, but will be assessed periodically for impairment.

The following table provides a summary of changes in the goodwill balance for the nine months ended September 30, 2008 (in thousands):

Balance at December 31, 2007	$11,000
Product development and financial milestones	2,427
Purchase accounting adjustment related to deferred revenue	(643)
Impact from “check-the-box” election	(2,145)
Effect of exchange rate changes	(322)

Balance at September 30, 2008	$10,317

Note 10 — Legal Matters

On October 22, 2007, following the filing of a declaratory relief action filed by the Company which was subsequently dismissed, Universal Music Group, Inc., or UMG, filed a lawsuit against the Company in the Central District of California. UMG’s suit alleges copyright infringement and seeks monetary damages related to the operation by the Company of the Stage6 online video community service, which the Company shut down on February 29, 2008. The Company believes it has meritorious defenses to UMG’s claims and will assert them vigorously. While management believes the outcome of this matter will not have a material adverse effect to the Company, litigation is inherently uncertain and an unfavorable resolution of these proceedings could materially affect the Company’s future operating results or financial conditions in particular periods.

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

Note 11 — Subsequent Event

In October 2008, the Company executed a format approval and license agreement with Warner Bros. Digital Distribution, or WB. This multi-year agreement allows online retailers to distribute video content cleared for electronic distribution by WB, or WB Titles, for secure download in the DivX format. It also allows the Company in 2009 and 2010 to distribute a certain quantity of WB Titles in the DivX format to the general public via electronic download and/or in conjunction with the sale of consumer electronics products. In connection with the format approval and license agreement, the Company issued WB a fully vested warrant to purchase 320,000 shares of common stock with a strike price of $6.85 and exercise period of 22 months.

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

In 2000, the first step towards our goal was to build and release a high-quality video compression-decompression software library, or codec, to enable distribution of media across the Internet and through recordable media. As a result, we created the DivX codec, which has been actively sought out and downloaded by consumers over 250 million times, including over 80 million times during the last twelve months. These downloads include those for which we receive revenue, as well as free downloads, such as limited-time trial versions, and downloads provided as upgrades to existing end users of our products. After the significant grass-roots adoption of our codec, the next step towards our goal was to license similar technology to consumer hardware device manufacturers and certify their products to ensure the interoperable support of DivX-encoded content. Our customers include major consumer video hardware original equipment manufacturers, or OEMs. We are entitled to receive a royalty and/or license fee for DivX Certified devices that our customers ship. In addition to technology licensing to consumer hardware device manufacturers, we currently generate revenue from software licensing and related support, advertising and content distribution.

Complementing our organic growth, in November 2007, we acquired MainConcept GmbH, formerly MainConcept AG (MainConcept), a leading provider of H.264 and other high-quality video codecs and technologies for the broadcast, film, consumer electronics and computer software markets. Through integration, we expect to realize additional opportunities both in our core markets and in related emerging markets that will help advance our long-term goals of supporting high-quality video on any device.

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

Our wholly owned subsidiary, MainConcept, licenses its codec software applications for professional consumers and sells software development kits for software developers. MainConcept’s licenses typically range in term from one year to perpetual licenses. MainConcept’s customers typically pay upfront fees, periodic maintenance and support fees, volume-based royalties and provide minimum guaranteed volume levels. Revenue from these software licensing agreements is recognized upon delivery of the software, which is generally when the software is made available for download, there is persuasive evidence of an arrangement, collection is reasonably assured, the fee is fixed or determinable and vendor-specific objective evidence exists to allocate the total fees to all elements of the arrangement. MainConcept’s licenses generally include maintenance provisions that bundle the license with the related maintenance. Contracts that bundle the software license with software maintenance and technical support are recognized ratably over the contract term.

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

Selling, general and administrative

The majority of selling, general and administrative expenses consists of employee compensation costs. Selling, general and administrative expense also includes marketing expenses, business travel costs, trade show costs, outside consulting fees and related overhead. Our headcount for selling, general, and administrative related personnel, including employees and outside contractors increased by 9 from 174 as of September 30, 2007 to 183 as of September 30, 2008, primarily as a result of our acquisition of MainConcept, offset by our shut-down of Stage6. We may hire additional employees and outside contractors for our sales and marketing staff and increase our selling and marketing budget in the future as we attempt to continue to raise awareness of our products and services.

Product development

The majority of product development expense consists of employee compensation for personnel responsible for the development of new technologies and products. Our headcount for product development related personnel, including employees and outside contractors increased by 30 from 124 as of September 30, 2007 to 154 as of September 30, 2008, primarily as a result of our acquisition of MainConcept, offset by our shut-down of Stage6. Product development expense also includes depreciation of computer and related equipment, software license fees and related overhead. We may increase our product development expenses in absolute dollars as we continue to invest in the development of our products and services, though as a percentage of revenues such expenses may fluctuate on a quarterly basis. While we expect to continue to hire additional employees to meet our business needs, if permanent employees are not available for hire, we may use outside contractors to fulfill our labor needs when and as required to accomplish our operating goals.

Impairment of acquired intangibles

In the first half of 2008, we recorded an impairment charge of $1.3 million related to the patented technology license intangible asset acquired in connection with our acquisition of Veatros, L.L.C., a limited liability company, in July 2007. As more fully discussed in Note 9 in the accompanying notes to the unaudited consolidated financial statements, management performed an impairment analysis of the asset in accordance with Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, and recorded an impairment charge of $1.3 million as management concluded that the asset was not fully recoverable.

Asset Impairment and Restructuring

On February 29, 2008, we shut down Stage6, our online video community service. We evaluated the long-lived assets associated with Stage6 for impairment and concluded that the carrying amount of certain computers and computer equipment, prepaid assets and an intangible asset were not recoverable and an impairment loss equal to the assets’ remaining carrying values of approximately $350,000 was recorded. In addition, we identified several contractual obligations associated with Stage6 that were determined to have no future economic value. As a result, we recorded a loss of $477,000 on those contractual obligations during the three months ended March 31, 2008. No costs associated with the closure of Stage6 were incurred in the three months ended September 30, 2008.

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

Valuation of financial assets and liabilities. Effective January 1, 2008, we adopted Statement of Financial Standards (SFAS), No. 157, Fair Value Measurements (SFAS No. 157). In February 2008, the Financial Accounting Standards Board (FASB), issued a staff position that delays the effective date of SFAS No. 157 for all nonfinancial assets and liabilities except for those recognized or disclosed at least annually. Therefore, we adopted the provisions of SFAS No. 157 with respect to our financial assets and liabilities only. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. Fair value is defined under SFAS No. 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measure date. Valuation techniques used to measure fair value under SFAS No. 157 must maximize the use of observable inputs and minimize the use of unobservable inputs.

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

Future Accounting Requirements

In December 2007, the FASB issued SFAS No. 141 (Revised 2007) (SFAS No. 141R), Business Combinations, or SFAS No. 141R. SFAS No. 141R will change the accounting for business combinations. Under SFAS No.141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS No.141R will change the accounting treatment and disclosure for certain specific items in a business combination. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of SFAS No. 141R will change our accounting treatment for business combinations on a prospective basis beginning the first quarter of fiscal year 2009.

In December 2007, the FASB issued SFAS No. 160, Interests in Consolidated Financial Statements—An Amendment of ARB No. 51 (SFAS No. 160). SFAS No. 160 establishes new accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. We are currently evaluating the impact of SFAS No. 160 on our consolidated results of operations and financial condition.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (SFAS No. 161), which requires additional disclosures about the objectives of using derivative instruments, the method by which the derivative instruments and related hedged items are accounted for under FASB Statement No.133 and its related interpretations, and the effect of derivative instruments and related hedged items on financial position, financial performance and cash flows. SFAS No. 161 also requires disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. The statement is applicable for all fiscal years beginning on or after November 15, 2008 and will be effective for our fiscal year 2009. We do not believe that the adoption of this statement will have a material impact on our financial statements.

Results of Operations

The following table presents our results of operations as a percentage of total net revenue for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
	(unaudited)		(unaudited)
Net revenues:
Technology licensing	78%	78%	77%	79%
Media and other distribution and services	22	22	23	21

Total net revenues	100	100	100	100
Cost of revenues:
Cost of technology licensing	4	4	4	4
Cost of media and other distribution and services (1)	1	1	1	1

Total cost of revenues	5	5	5	5

Gross margin	95	95	95	95
Operating expenses:
Selling, general and administrative (1)	54	69	59	64
Product development (1)	19	20	22	22
Impairment of acquired intangibles	—	10	2	4

Total operating expenses	73	99	83	90

Income (loss) from operations	22	(4)	12	5
Interest income (expense), net	4	9	5	10
Other income (expenses), net	(3)	—	1	—

Income before income taxes	23	5	18	15
Income tax provision	9	2	7	6

Net income	14%	3%	11%	9%

(1) The following table presents details of total stock-based compensation expense included in each functional line item in the unaudited consolidated statements of income above:

Cost of revenues	—%	—%	—%	—%
Selling, general and administrative	8	9	7	7
Product development	2	2	2	2

Net Revenues

The following table summarizes and analyzes the revenues we earned for the three and nine months ended September 30, 2008 and 2007 (in thousands):

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2008	2007	$	%	2008	2007	$	%
Net revenues:
Technology licensing
Consumer hardware devices	$15,537	$15,452	$85	1%	$45,738	$42,708	$3,030	7%
% of total net revenues	64%	71%			65%	70%
Software	3,571	1,618	1,953	121%	8,858	5,293	3,565	67%
% of total net revenues	14%	7%			12%	9%

Total technology licensing	19,108	17,070	2,038	12%	54,596	48,001	6,595	14%
% of total net revenues	78%	78%			77%	79%
Advertising and third-party product distribution	5,165	4,683	482	10%	15,698	11,956	3,742	31%
% of total net revenues	21%	21%			22%	20%
Content distribution and related services	136	142	-6	-4%	456	435	21	5%
% of total net revenues	1%	1%			1%	1%

Total net revenues	$24,409	$21,895	$2,514	11%	$70,750	$60,392	$10,358	17%

Technology licensing—consumer hardware devices: The $85,000, or 1% increase in net revenues from technology licensing to consumer hardware device manufacturers from the three months ended September 30, 2007 to the three months ended September 30, 2008, and the $3.0 million, or 7%, increase in net revenues from technology licensing to consumer hardware device manufacturers from the nine months ended September 30, 2007 to the nine months ended September 30, 2008 resulted primarily from an increase in net royalty revenues associated with increased shipped-unit volumes of devices that incorporate our technologies reported to us by our licensee partners.

Technology licensing—software: The $2.0 million, or 121%, increase in software licensing revenues from the three months ended September 30, 2007 to the three months ended September 30, 2008 was primarily due to approximately $1.7 million of additional revenue from MainConcept acquired in November 2007 for the three-month period ended September 30, 2008, and $900,000 additional revenue from web software sales and new software license agreements, offset by a $600,000 decrease in revenue as a result of the expiration of a codec licensing agreement with Google in 2007. The $3.6 million, or 67%, increase in software licensing revenues from the nine months ended September 30, 2007 to the nine months ended September 30, 2008 was primarily due to approximately $4.3 million of additional revenue from MainConcept, and $1.4 million additional revenue from web software sales and new software license agreements, offset by a $2.1 million decrease in revenue as a result of the expiration of the codec licensing agreement with Google.

Advertising and third-party product distribution: The $482,000, or 10%, increase in advertising and third-party product distribution revenue from the three months ended September 30, 2007 to the three months ended September 30, 2008, and the $3.7 million, or 31%, increase in advertising and third-party product distribution revenue from the nine months ended September 30, 2007 to the nine months ended September 30, 2008, resulted primarily from an increase in revenues under our agreement with Yahoo! in 2008 compared to our agreement with Google in 2007. In November 2007, we switched from the distribution of Google software, to including and distributing a co-branded Yahoo! toolbar and Internet Explorer browser with our software products under agreement with Yahoo!. Pursuant to the agreement, Yahoo! pays us fees based on the number of certain distributions or installations of the Yahoo! software by consumers.

Content distribution and related services: The $6,000, or 4%, decrease in content distribution and related services revenue from the three months ended September 30, 2007 to the three months ended September 30, 2008, and the $21,000, or 5%, increase in content distribution and related services revenue from the nine months ended September 30, 2007 to the nine months ended September 30, 2008 reflects fluctuations in sales by our Open Video System (OVS) customers and in encoding revenues. Our OVS is a complete hosted service that allows content creators to deliver high-quality DivX video content over the Internet. We use our OVS to provide content and service providers with encoding services, content storage and distribution services, and use of our DivX media format and digital rights management technology. Using our OVS, a content service provider can launch its own web store and sell content online.

Gross profit

The following table shows the gross profit earned on each of our revenue streams for the three and nine months ended September 30, 2008 and 2007 in absolute dollars and as a percentage of related revenues (in thousands):

	Three months ended September 30,		Change		Nine months ended September 30,		Change
	2008	2007	$	%	2008	2007	$	%
Gross profit
Technology licensing	$18,145	$16,196	$1,949	12%	$51,641	$45,459	$6,182	14%
Gross margin %	94%	95%			94%	95%
Advertising and third-party distribution	5,102	4,623	479	10%	15,542	11,826	3,716	31%
Gross margin %	99%	99%			99%	99%
Content distribution and related services	9	68	(59)	(87)%	64	13	51	392%
Gross margin %	22%	48%			17%	3%

Total gross profit	$23,256	$20,887	$2,369	11%	$67,247	$57,298	$9,949	17%

Gross margin %	95%	95%			95%	95%

Technology licensing: The increase in overall gross profit, in terms of absolute dollars, from the three months ended September 30, 2007 to the three months ended September 30, 2008, and from the nine months ended September 30, 2007 to the nine months ended September 30, 2008, was due primarily to increased royalties from technology licensing to consumer hardware device manufacturers without a corresponding increase in royalty expenses due to our licensors.

Advertising and third-party product distribution: Our gross profit and cost of advertising and product distribution revenue has remained relatively consistent as a percentage of revenue because the cost of bandwidth associated with product downloads is directly proportional to the volume of downloads.

Content distribution and related services: The decrease in gross profit from our content distribution and related services from the three months ended September 30, 2007 to the three months ended September 30, 2008 was primarily due to costs associated with the termination of a contract with an internet connectivity provider that was incurred during the third quarter of 2008. The increase in gross profit from our content distribution and related services from the nine months ended September 30, 2007 to the nine months ended September 30, 2008 was primarily due to certain costs that were related to the Stage6 service incurred during 2007 that were no longer incurred after February 29, 2008.

Operating expenses

The following table summarizes and analyzes our operating expenses for the three and nine months ended September 30, 2008 and 2007 (in thousands):

	Three months ended September 30,		Change		Nine months ended September 30,		Change
	2008	2007	$	%	2008	2007	$	%
Operating expenses:
Selling, general and administrative	$13,300	$15,144	$(1,844)	(12)%	$41,849	$38,947	$2,902	7%
% of total net revenues	54%	69%			59%	64%
Product development	4,642	4,299	343	8%	15,433	13,091	2,342	18%
% of total net revenues	19%	20%			22%	22%
Impairment of acquired intangibles	—	2,223	(2,223)	(100)%	1,250	2,223	(973)	(44)%
% of total net revenues	—	10%			2%	4%

Total operating expenses	$17,942	$21,666	$(3,724)	(17)%	$58,532	$54,261	$4,271	8%

Selling, general and administrative: The $1.8 million, or 12%, decrease in selling, general and administrative expenses from the three months ended September 30, 2007 to the three months ended September 30, 2008 was primarily due to a $2.3 million decrease in Internet connectivity related costs, an approximately $550,000 decrease in patent royalty expenses, an approximately $350,000 decrease in marketing expenses, and an approximately $200,000 decrease in travel expenses, all primarily associated with Stage6, which was shut down on February 29, 2008, offset by approximately $1.6 million of expenses recorded in the three months ended September 30, 2008 associated with MainConcept, which was acquired during the fourth quarter of 2007. MainConcept costs primarily include salary and headcount related expenses, marketing and promotion costs, and amortization of intangibles.

The $2.9 million, or 7%, increase in selling, general and administrative expenses from the nine months ended September 30, 2007 to the nine months ended September 30, 2008 was primarily due to $4.9 million of expenses that are associated with MainConcept, a $1.2 million increase in share-based compensation expenses, and approximately $200,000 increase in other selling, general and administrative expenses, offset by a $1.5 million decrease in Internet connectivity related costs, and a $1.9 million decrease in patent royalty expenses primarily associated with Stage6, which was shut down on February 29, 2008. MainConcept was acquired by us during the fourth quarter of 2007, and MainConcept costs primarily include salary and headcount related expenses, marketing and promotion costs, and amortization of intangibles.

Product development: The $343,000, or 8%, increase in product development expense from the three months ended September 30, 2007 to the three months ended September 30, 2008 was principally due to an increase of $700,000 of expenses associated with MainConcept, which was acquired during the fourth quarter of 2007, offset by an approximately $200,000 decrease in compensation and benefit expenses, including share-based compensation expenses, and an approximately $200,000 decrease in outside contractor expenses. MainConcept costs primarily include salary and headcount related expenses and outside services costs.

The $2.3 million, or 18%, increase in product development expense from the nine months ended September 30, 2007 to the nine months ended September 30, 2008 was principally due to an increase of $2.4 million associated with MainConcept, which was acquired during the fourth quarter of 2007, and a $250,000 increase in share-based compensation expenses, offset by a decrease of approximately $300,000 in depreciation and amortization expenses. Costs associated with MainConcept were comprised primarily of salary and headcount related expenses and outside service costs.

Impairment of acquired intangibles: In the nine months ended September 30, 2008, we recorded an impairment charge of $1.3 million related to the patented technology license intangible asset acquired in connection with our acquisition of Veatros in July 2007, all of which was recorded during the first and second quarters of 2008. As more fully discussed in Note 9 in the accompanying notes to the consolidated financial statements, management performed an impairment analysis of the assets in accordance with SFAS No. 144, and concluded that the asset was not fully recoverable and impairment losses were recognized in the first and second quarters of 2008.

Interest income and expense, net: Net interest income decreased from $2.0 million for the three months ended September 30, 2007 to $908,000 for the three months ended September 30, 2008 and from approximately $6.0 million for the nine months ended September 30, 2007 to $3.7 million for the nine months ended September 30, 2008, due to lower interest rates and lower average cash balances in 2008. The lower average cash balances primarily resulted from cash used to acquire MainConcept in November 2007 and cash used to repurchase shares of our common stock, compared to the same periods in the prior year.

Other income (expense), net: We recorded other expenses totaling approximately $677,000 for the three months ended September 30, 2008 as compared to zero for the same period in 2007. We recorded other expenses totaling $175,000 for the nine months ended September 30, 2008 as compared to other expense of $1,000 for the same period in 2007. The fluctuations in other income (expenses), net were primarily due to foreign exchange losses on our Euro-based intercompany receivable balance which resulted from our acquisition of MainConcept.

Income tax provision: We recorded a provision for income taxes of $2.3 million for the three months ended September 30, 2008, compared to $433,000 for the three months ended September 30, 2007, based on a 34.7% effective tax rate. For the nine months ended September 30, 2008, we recorded a provision for income taxes of $4.8 million, based on a 39.1% effective tax rate, compared to $3.5 million for the nine months ended September 30, 2007, based upon a 39.1% effective tax rate. The difference between the Company’s effective tax rate and the 35% U.S. federal statutory rate for the three and nine month period ended June 30 2008 was primarily due to state income taxes, and permanent differences. The effective tax rate for the three and nine months ended September 30, 2007 differs from the U.S. federal statutory rate of 35% primarily due to state income taxes and permanent differences.

Effective May 12, 2008, we made certain U.S. tax elections to treat MainConcept as a disregarded entity for U.S. income tax purposes. This has the effect of having the income or loss of this foreign subsidiary taxed in the United States as if it were a branch. Further, the U.S. tax elections created tax deductible intangible assets and goodwill. As a result, we will receive U.S. tax benefits for the amortization of the purchased intangible assets and tax deductible goodwill, which did not previously exist for U.S. federal income tax purposes. The elections resulted in the recognition of a U.S. deferred tax asset of approximately $2.1 million relating to these future U.S. tax benefits. This deferred tax asset was recorded as a reduction to goodwill during the second quarter of 2008 as part of the finalization of the purchase price allocation during the second quarter of 2008.

We also recorded a tax benefit of approximately $300,000 related to the release of the valuation allowance on certain deferred tax assets recorded on the books of MainConcept during the first quarter of 2008.

The effective tax rate for the nine months ended September 30, 2008 is based upon our estimated fiscal 2008 income before income taxes. To the extent the estimate of fiscal 2008 income before income taxes changes, our income tax provision will change as well. The effective tax rate for 2008 is expected to be approximately 43%, excluding discrete items.

Liquidity and capital resources

The following table presents data regarding our liquidity and capital resources (in thousands):

	September 30, 2008	December 31, 2007
Cash, cash equivalents and investments	$130,257	$141,035
Working capital	112,634	138,410
Total assets	187,074	200,888
Total debt	—	153

Share Repurchase Program

In March 2008, our Board of Directors approved a share repurchase program, authorizing us to repurchase up to $20.0 million worth of our common stock. During the first half of 2008, we completed our share repurchase program with the purchases of approximately 2.8 million shares of our common stock for a total purchase price of approximately $20.0 million. Purchases under this program were made through a 10b5-1 program, and open market purchases.

Cash Flows (in thousands):

	Nine Months Ended September 30,
	2008	2007
Net cash provided by operating activities	$15,896	$17,922
Net cash provided by (used in) investing activities	29,019	(67,547)
Net cash (used in) provided by financing activities	(19,458)	2,285
Effect of exchange rate changes on cash	(7)	—

Net increase (decrease) in cash and cash equivalents	25,450	(47,340)
Cash and cash equivalents at beginning of period	14,532	86,310

Cash and cash equivalents at end of period	$39,982	$38,970

Cash provided by operating activities: The $15.9 million of cash provided by operating activities for the nine months ended September 30, 2008 was primarily the result of net income of $7.4 million, non-cash share-based compensation expenses of $6.8 million, non-cash depreciation and amortization expenses of $3.8 million, impairment loss of $1.3 million, and a $3.2 million decrease in accounts receivable, offset by a $3.9 million increase in deferred taxes, $3.6 million decrease in accrued expenses, a $1.5 million decrease in accounts payable, and changes in other working capital accounts.

The $17.9 million of cash provided by operating activities for the nine months ended September 30, 2007 was primarily due to net income of $5.5 million, depreciation and amortization of $1.6 million, share-based compensation of $5.4 million, impairment of acquired intangibles charge of $2.2 million and changes in other working capital accounts, primarily increases in accrued liabilities and deferred revenue, and a decrease in accounts receivable all partially offset by an increase in income taxes payable.

Cash provided by (used in) investing activities: The $29.0 million of cash provided by investing activities for the nine months ended September 30, 2008 was primarily due to $122.9 million in proceeds from sales and maturities of investments offset by $88.4 million in purchases of investments, $2.0 million of cash paid for our acquisition of all of the assets of Veatros L.L.C., or Veatros, $1.9 million of milestone payments made for the MainConcept acquisition, and $1.6 million in purchases of property and equipment.

The $67.5 million of cash used in investing activities for the nine months ended September 30, 2007 was primarily due to $100.2 million in proceeds from sales and maturities of investments offset by $160.2 million in purchases of investments, an investment in deviantArt of $3.5 million, payments related to the Veatros acquisition of $2.0 million, and $2.4 million for the purchase of property and equipment, primarily computer hardware and software.

Cash (used in) provided by financing activities: The $19.5 million net cash used in financing activities for the nine months ended September 30, 2008 was primarily due to $20.0 million used in the repurchase of our common stock offset by approximately $700,000 in proceeds from the exercise of stock options and shares issued under the employee stock purchase plan.

The $2.3 million of net cash provided by financing activities for the nine months ended September 30, 2007 was primarily due to the net proceeds of $1.7 million from exercises of stock options and an excess tax benefit from exercises of stock options of $1.5 million, partially offset by the payment of $467,000 of costs related to our initial public offering and $352,000 of payments on our debt obligations.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Market risk represents the risk of loss that may impact our financial position, results of operations or cash flows due to adverse changes in financial and commodity market prices and rates. The current turbulence in the U.S. and global financial markets has caused a decline in stock values across all industries. We are exposed to market risk primarily in the area of changes in United States interest rates and foreign currency exchange rates as measured against the U.S. dollar. These exposures are directly related to our normal operating and funding activities. We have not used derivative financial or commodity instruments or engaged in hedging activities.

Interest Rate Risk

All of our fixed income investments are classified as available-for-sale and are therefore reported on the balance sheet at market value. The fair values of our cash equivalents and investments are subject to change as a result of changes in market interest rates and investment risk related to the issuers’ credit worthiness. To minimize these risks, we maintain an investment portfolio of various holdings, types and maturities. We have established guidelines relative to diversification and maturities that attempt to maintain safety and liquidity. These guidelines are periodically reviewed and modified, if necessary. We do not utilize financial contracts to manage our exposure in our investment portfolio to changes in interest rates. At September 30, 2008, we had $130.3 million in cash, cash equivalents and investments, all of which are stated at fair value. Changes in market interest rates would not be expected to have a material impact on the fair value of $40.0 million of our cash and cash equivalents at September 30, 2008, as these consisted of securities with maturities of less than three months. A 100 basis point increase or decrease in interest rates over a four month period would, however, decrease or increase, respectively, the fair value of the remaining $90.3 million of our investments by approximately $400,000. While changes in interest rates may affect the fair value of our investment portfolio, any gains or losses will not be recognized in our consolidated statements of income until the investment is sold or if the reduction in fair value was determined to be other than temporary.

Foreign Currency Exchange Rate Risk

MainConcept generates revenues and incurs costs which are denominated in local currencies. As exchange rates vary, these results when translated into U.S. dollars may vary from expectations and may adversely impact overall expected results.

Additionally, at September 30, 2008, we had a receivable balance denominated in Euros due from MainConcept. Our outstanding receivable balance is translated into U.S. dollars for financial reporting purposes, with unrealized gains and losses included as a component of other income and expense. A 100 basis point increase or decrease in foreign currency exchange rates over a three month period from those in effect at September 30, 2008 would not materially impact our financial position, results of operations and cash flows. During the nine months ended September 30, 2008, we recorded $175,000 of foreign currency losses related to our foreign currency receivable denominated in Euros in other income on our consolidated statements of income.

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

On October 22, 2007, following the filing of our declaratory relief action which was subsequently dismissed, Universal Music Group, Inc. (UMG) filed a lawsuit against us in the Central District of California. UMG’s suit alleges copyright infringement and seeks monetary damages related to our operation of the Stage6 online video community service, which we shut down on February 29, 2008. We believe we have meritorious defenses to UMG’s claims and will assert them vigorously. Still, litigation is inherently uncertain and there can be no guarantee that we will prevail or that the litigation will not have material adverse consequences for us; an unfavorable resolution of these proceedings could materially affect our future operating results or financial conditions in particular periods.

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

Some of our current or future competitors may have significantly greater financial, technical, marketing and other resources than we do, may enjoy greater brand recognition than we do, or may have more experience or advantages than we have in the markets in which they compete. For example, companies such as Amazon.com, Apple Computer, Google, Microsoft, Sony and Yahoo! may have competitive advantages over us because of their greater size and resources and the strength of their respective brand names. In addition, some of our current or potential competitors, such as Apple Computer, Dolby Laboratories, Microsoft and Sony, may be able to offer integrated system solutions in certain markets for entertainment technologies, including audio, video and rights management technologies related to personal computers or the Internet, which could make competing products and technologies that we develop unnecessary. By offering an integrated system solution, these potential competitors also may be able to offer competing products and technologies at lower prices than our products and technologies. Further, many of the consumer hardware and software products that include our technologies also include technologies developed by our competitors. As a result, we must continue to invest significant resources in product development in order to enhance our technologies and our existing products and introduce new high- quality technologies and products to meet the wide variety of such competitive pressures. Our ability to generate revenues from our business will suffer if we fail to do so successfully.

*We are dependent on the sale by our licensees of consumer hardware and software products that incorporate our technologies. Our top 10 licensees by revenue accounted for approximately 51% of our total net revenues during the nine months ended September 30, 2008, and a reduction in revenues from those licensees or a loss of one or more of our key licensees would adversely affect our licensing revenue.

We derive most of our revenue from the licensing of our technologies to consumer hardware device manufacturers, software vendors and consumers. We derived 78% and 79% of our total net revenues from licensing our technology during the nine-month periods ended September 30, 2008 and 2007, respectively. One or a small number of our licensees generally represents a significant percentage of our technology licensing revenues. For example, in the nine months ended September 30, 2008, Philips and LG each accounted for approximately 10% of our total net revenues, and our top 10 licensees by revenue accounted for approximately 51% of our total net revenues. Our technology licensing revenues are particularly dependent upon our relationships with consumer hardware device manufacturers. We cannot control consumer hardware device manufacturers’ and software developers’ product development or commercialization efforts or predict their success. Our license agreements typically require manufacturers of consumer hardware devices and software vendors to pay us a specified royalty for every shipped consumer hardware or software product that incorporates our technologies, but many of these agreements do not require these manufacturers to guarantee us a minimum royalty in any given period. Accordingly, if our licensees sell fewer products incorporating our technologies, or otherwise face significant economic difficulties, our licensing revenues will be adversely affected. Additionally, certain of our license agreements provide for specific royalties based on our estimations of the volumes of certain units consumer hardware device manufacturers are likely to ship during a given term; if our estimates are too low, the actual per-unit revenues received may be lower than expected. Our license agreements are generally for two years or less in duration, and a significant number of these agreements expire in any given quarter. Upon expiration of their license agreements, manufacturers and software developers may not renew their agreements or may elect not to enter into new agreements with us on terms as favorable as our current agreements.

* Our September 2007 software distribution and promotion agreement with Yahoo! depends on adoption by consumers of third-party software, and if products from Yahoo! become less popular, prove to be difficult to install or distribute, or reach a high degree of market saturation, then our revenues may significantly decrease.

Pursuant to our September 2007 agreement with Yahoo!, we agreed to distribute a version of Internet Explorer browser optimized for Yahoo! and a co-branded version of the Yahoo! Toolbar with our software products and Yahoo! will pay us fees based on the number of certain distributions or installations of the Yahoo! software. Our agreement with Yahoo! also affects our ability to offer our software products with third party web browsers, toolbars, and search services other than those provided by Yahoo!. As a result, any decline in the popularity of our products or Yahoo!’s products among consumers or market saturation of those products could result in a decrease in revenue under our agreement with Yahoo!. In addition, if we fail to achieve certain minimum distribution volumes or certain minimum installations of the Yahoo! software for specific periods described in the agreement, Yahoo! may elect to terminate the agreement. Revenues under our agreement with Yahoo! represented approximately 21% of our total revenue in the nine months ended September 30, 2008. Our agreement with Yahoo! is scheduled to expire on December 31, 2009. In the event of the termination or expiration of this agreement, if we fail to effectively transition our software distribution and promotion business from Yahoo! to one or more new entities, our revenue would significantly decrease.

* The success of our business depends on the availability of premium video content in the DivX format.

To date, only two major motion picture studios have agreed to make certain video content available in the DivX video format. If we, and/or our consumer electronics partners or retail partners, fail to implement certain technological safeguards mandated under those deals, such format approval agreements may be suspended or terminated, either of which could negatively impact our business. The implementation of these changes could potentially be viewed negatively by consumers and as a result our business could suffer. Additionally, the distribution of such DivX-formatted video content is dependent on third party retailers’ willingness to enter into distribution deals with one or more of our studio partners and DivX and ultimately upon the willingness of consumers to purchase such content from such third party retailers. Finally, our business success depends upon our ability to reach agreement with other major motion picture studios to make their content available in the DivX video format. In the event that we fail to reach agreement with such studios, the DivX format may become less compelling to consumers and to retailers and potentially to consumer electronics licensees of DivX.

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

*Current credit and financial market conditions could delay, or prevent consumers from purchasing products incorporating our licensed technology, which would adversely affect our business, financial condition and results of operations.

Due to the recent tightening of credit markets and concerns regarding the availability of credit, particularly in the United States, the markets for consumer hardware and software products in which our technologies are incorporated may be negatively affected. Consumers may be delayed in obtaining, or may not be able to obtain, necessary credit for their purchases of the consumer hardware and software products that incorporate our technologies, which could in turn result in reduction in shipments by our licensees. Such reductions would adversely affect our licensing and other revenues, and therefore harm our business and results of operations.

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

We have offices in seven foreign countries as well as sales staff in several others, and we are dedicating a significant portion of our sales efforts in countries outside North America. We are dependent on international sales for a substantial amount of our total revenues. For the nine months ended September 30, 2008 and for the fiscal years 2007 and 2006, our net revenue outside North America comprised 72%, 73% and 76%, respectively, of our total revenues. We expect that international sales will continue to represent a substantial portion of our revenues for the foreseeable future. These future international revenues will depend to a large extent on the continued use and expansion of our technologies in entertainment industries worldwide. Increased worldwide use of our technologies is also an important factor in our future growth.

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

Growth in our revenue over the past several years has been the result, in large part, of the rapid growth in sales of red-laser DVD players incorporating our technologies. For the nine months ended September 30, 2008 and for the fiscal years 2007 and 2006, we derived approximately 65%, 70% and 72%, respectively, of our total net revenues from technology licensing to consumer hardware device manufacturers, a majority of which are derived from sales of red-laser DVD players incorporating our technologies. However, as the markets for DVD players mature, we do not expect sales of red-laser DVD players to continue to grow as quickly as they have in the past. To the extent that sales of red-laser DVD players level off or decline, our licensing revenue will be adversely affected. In addition, if new technologies are developed for use with DVDs or new technologies are developed that substantially compete with or replace red-laser DVDs as a dominant medium for consumer video entertainment such as high definition DVD or Blu-ray Disc, and if we are unable to develop and successfully market technologies that are incorporated into or compatible with such new technologies, our ability to generate revenues will be adversely affected.

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

* Current and future government standards or standards-setting organizations may limit our business opportunities.

Various national governments have adopted or are in the process of adopting standards for digital television broadcasts, including cable and satellite broadcasts. In the event national governments adopt similar standards for video codecs used in consumer hardware devices, software products or Internet applications, our technology may be excluded from such standards. We have not made any efforts to have our technologies adopted as standards by any national governments, nor do we currently expect that our technologies will be adopted as standards by any national government in the future. If national governments adopt standards that exclude our technologies, we will be required to redesign our technologies to comply with such government standards to allow our products to be utilized in those countries. Costs or potential delays in the development of our technologies and products to comply with such government standards could significantly increase our expenses. In addition, standards-setting organizations are adopting or establishing formal technology standards for use in a wide range of consumer hardware devices, software products and Internet applications. We do not typically participate in standards-setting organizations, nor do we typically seek to have our technologies adopted as industry standards. As such, participants in the consumer hardware or software industries or consumers may elect not to purchase our technologies because they have not been adopted by standards-setting organizations or if a competing technology is adopted as an industry standard.

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

* Our online video communities and distribution services and platforms are rapidly evolving and may not prove viable.

Online video distribution is a relatively new enterprise, and successful business models for delivering digital media over the Internet are not fully tested. We have only recently launched our efforts to develop a business centered around online content delivery. We have not scaled any of our distribution or community services or platforms to a material size. We may fail to develop a viable business model that properly monetizes our technology platforms for online video communities.

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

*We may increase the size of our organization, and we may experience difficulties in managing growth.

As of September 30, 2008 we had over 330 full-time employees, including full-time equivalents. We may need to expand our managerial, operational, financial and other resources to manage our business, including our relationships with key customers and licensees. Our current facilities and systems may not be adequate to support this future growth. We may require additional office space to accommodate our growth. Additional office space may not be available on commercially reasonable terms and may result in a disruption of our corporate culture. Our need to effectively manage our operations, growth and various projects requires that we continue to improve our operational, financial and management controls, reporting systems and procedures and to attract and retain sufficient numbers of talented employees. We may be unable to successfully implement these tasks on a larger scale, which could prevent us from executing our business strategy.

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

*Our investments in auction rate securities may not provide us a liquid source of cash.

As of September 30, 2008, we held approximately $18.9 million of auction-rate securities at par value ($17.2 million estimated fair value). During the second quarter of the year, $1.3 million worth of the Company’s auction-rate securities were redeemed. All other auction-rate security instruments in our portfolio had failed at auctions during 2008, and we may not be able to sell these securities in a timely manner to meet a liquidity need. In the event that we are unable to sell the underlying securities at or above our carrying value, or at all, these securities may not provide us a liquid source of cash in the future.

Risks related to our intellectual property

*We and our licensees are, and may in the future be, subject to intellectual property rights claims, which are costly to defend, could require us to pay damages and could limit our ability to use certain technologies or content in the future.

Companies in the technology and entertainment industries own large numbers of patents, copyrights, trademarks and trade secrets and they frequently make claims and commence litigation based on allegations of infringement or other violations of intellectual property rights, including those relating to digital media standards such as MPEG-4, H.264, MP3 and AAC or relating to video or music content. We have faced such claims in the past, we currently face such claims, and we expect to face similar claims in the future. For instance, we have been contacted by third parties regarding the licensing of certain patents characterized by such parties as being essential to the MPEG-4 visual standard or other standards. In this regard, AT&T has offered to license us certain patents it claims are essential to MPEG-4 and our products, and while we believe we do not need a license from AT&T for these patents, AT&T may pursue their claims. We have also been contacted by LG Electronics regarding a license to certain patents that LG Electronics owns and claims are related to the MPEG-4 visual standard. LG Electronics is one of our most significant customers in consumer hardware technology licensing and any dispute with LG over intellectual property rights could materially and adversely affect this important commercial relationship. We have also received notices that various third parties have, on occasion, contacted certain of our licensees alleging that products incorporating our technology require a license under certain patents which they purport to own or have rights in. Our licensees have faced claims such as these in the past, currently face such claims, and may face similar claims in the future. Regardless of the merits of these allegations, this type of contact could materially impact our business by reducing our ability to generate revenue and drive adoption of our technologies and it could also materially impact our relationships with our licensees and their desires to implement DivX technologies. In the event we determine that we need to obtain a license from any third party, we cannot guarantee that we would be able to obtain such license on commercially reasonable terms, if at all. We may be required to develop non-infringing alternative technologies, which could be very time consuming and expensive, and there is no guarantee that we would be successful in developing such technologies. We have also been asked by content owners to stop the display or hosting of copyrighted materials by our users or ourselves through our service offerings, including notices provided to us pursuant to the Digital Millennium Copyright Act. For instance, in the recent past several major motion picture studios, record labels, television networks, and trade associations such as the Recording Industry Association of America and the Motion Picture Association of America have asked us to remove content posted by users of our services which it claims infringe its rights in such content. Among those labels who have asked us to remove content is UMG, who also asserted claims of copyright infringement against us arising from the operation of Stage6, our online video community service, which we shut down on February 29, 2008. Currently, we are involved in litigation with UMG in the Central District of California, in which UMG has alleged copyright infringement and has sought monetary damages. Moreover, content providers may claim that we are contributorily or vicariously liable for third parties’ use of our technology or service offerings to infringe the content providers’ copyrights. Users of our services are subject to terms of use that prohibit the posting of content that violates third party intellectual property rights. We have and will promptly respond to legitimate takedown notices or complaints, including but not limited to those submitted pursuant to the Digital Millennium Copyright Act, notifying us that we are providing unauthorized access to copyrighted content by removing such content and/or any links to such content from our websites. Nevertheless, we cannot guarantee that our prompt removal of content, including removal pursuant to the provisions of the Digital Millennium Copyright Act, will prevent disputes with content providers, that infringing content will not exist on our services, or that we will be able to resolve any disputes that may arise with content providers or users regarding such infringing content. Any intellectual property claims, with or without merit, could be time-consuming, expensive to litigate or settle and could divert management resources and attention. An adverse determination could require that we pay damages, block access to certain content, or stop using technologies found to be in violation of a third party’s rights, and could prevent us from offering our technologies, products or certain content to others. To avoid these restrictions, we may be required to seek a license for the technology or content from additional third parties. Such licenses may not be available on reasonable terms, could require us to pay significant royalties and may significantly increase our cost of revenues. The technologies or content also may not be available for license to us at all. As a result, we may be required to develop alternative non-infringing technologies, or license alternative content, which could require significant effort and expense. If we cannot license or develop technologies or content for any infringing aspects of our business, we may be forced to limit our technology or content offerings and may be unable to compete effectively with entities that offer such technology or content. In addition, from time to time we engage in disputes regarding the licensing of our intellectual property rights, including matters related to our royalty rates and other terms of our licensing arrangements. These types of disputes can be asserted by our licensees or prospective licensees or by other third parties as part of negotiations with us or in private actions seeking monetary damages or injunctive relief. Any disputes with our licensees or potential licensees or other third parties could harm our reputation and expose us to additional costs and other liabilities.

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

Risks related to the securities markets and investment in our common stock

*Market volatility may affect our stock price and the value of your investment.

The current turbulence in the U.S. and global financial markets has caused a decline in stock values across all industries. The market price for our common stock has been and is likely to continue to be volatile, in part because our shares have only recently been traded publicly. In addition, the market price of our common stock may fluctuate significantly in response to a number of factors, most of which we cannot control, including:

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

The current turbulence in the U.S. and global financial markets could adversely affect our stock price and our ability to raise additional capital through the sale of equity or debt securities. As of October 31, 2008, we had 32,275,356 shares of common stock outstanding, excluding 19,946 shares subject to repurchase. As a result of our relatively small public float, our common stock may be less liquid than the stock of companies with broader public ownership. In addition, in March 2008, our Board of Directors approved a share repurchase program authorizing us to repurchase up to $20.0 million worth of our outstanding common stock. During the first and second quarters of 2008, we purchased approximately 2.8 million shares of our common stock for a total purchase price of approximately $20.0 million. As of June 30, 2008, the share repurchase program was complete. These repurchases, as well as any future repurchases of our common stock, reduce our public float and may cause our common stock to become less liquid. A reduction in the liquidity of our common stock, as a result of the recent share repurchase or otherwise, could have a greater impact on the trading price for our shares than would be the case if our public float were larger.

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

As of October 31, 2008, there were 32,275,356 shares of our common stock outstanding, excluding 19,946 shares subject to repurchase. Substantially all of these shares are eligible for sale in the public market, although as of October 31, 2008, 9,885,678 of these shares were held by directors, executive officers and other affiliates and will be subject to volume limitations under Rule 144. In addition, as of October 31, 2008 we had outstanding warrants to purchase up to 225,000 shares of common stock that, if exercised, will result in these additional shares becoming available for sale. A large portion of these shares and warrants are held by a small number of persons and investment funds. Sales by these stockholders or warrant holders of a substantial number of shares could significantly reduce the market price of our common stock. Moreover, the holders of 2,773,958 shares of common stock at October 31, 2008 have rights, subject to some conditions, to require us to file registration statements covering the shares they currently hold or to include these shares in registration statements that we may file for ourselves or other stockholders. Additionally, the current turbulence in the U.S. and global financial markets has caused a decline in stock values across all industries.

As of October 31, 2008, an aggregate of approximately 6,916,138 shares of our common stock were reserved for future issuance under our 2000 Stock Option Plan, or 2000 Plan, our 2006 Equity Incentive Plan, or 2006 Plan, and our 2006 Employee Stock Purchase Plan, or 2006 Purchase Plan and the share reserve under our 2006 Plan and our 2006 Purchase Plan are subject to automatic annual increases in accordance with the terms of the plans. These shares can be freely sold in the public market upon issuance. If a large number of these shares are sold in the public market, the sales could reduce the trading price of our common stock and impede our ability to raise future capital.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Company

Pursuant to the terms of our 2000 Plan, options may typically be exercised prior to vesting. We have the right to repurchase unvested shares from our employees and consultants upon their termination, and it is generally our policy to do so. The following table provides information with respect to purchases made by us of unvested shares of our common stock upon the termination of service of former employees and consultants during the three month period ended September 30, 2008:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Value Paid by Company
July 1, 2008 through July 31, 2008	5,313	$1.80	$9,563
August 1, 2008 through August 31, 2008	1,043	1.55	1,616
September 1, 2008 through September 30, 2008	188	1.00	188

(1)	All shares were originally purchased from us by employees and consultants pursuant to exercises of unvested stock options. During the months listed above, we routinely repurchased the shares from our employees and consultants upon their termination of employment pursuant to our right to repurchase unvested shares at the original exercise price under the terms of our 2000 Plan and the related stock option agreements.

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

As of September 30, 2008, the remaining $62.8 million of proceeds from our initial public offering are invested in auction rate securities, government agency and corporate debt securities and money market funds.

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

DIVX, INC.

Dated: November 7, 2008	By:	/s/ Kevin Hell
Kevin Hell
Chief Executive Officer