Form 10-K
period 2008-12-31
DIVX INC
filed 2009-03-11
CIK 1342960

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

The aggregate market value of the common stock of the registrant as of June 30, 2008 held by non-affiliates was $191,853,302, based upon the closing price of the common stock reported on the NASDAQ Global Select Market on such date.

The number of shares of common stock outstanding as of February 27, 2009, was 32,389,790.

Documents Incorporated by Reference:

Document	Part of Form 10-K
Proxy Statement for the 2009 Annual Meeting of Stockholders	Part III

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

Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. We discuss certain of these risks in greater detail in Item 1A—“Risk Factors.” Given these uncertainties, you should not place undue reliance on these forward-looking statements. Also, forward-looking statements represent our management’s beliefs and assumptions only as of the date of this Annual Report. You should read this Annual Report and the documents that we reference herein and have filed as exhibits with the Securities and Exchange Commission, or SEC, completely and with the understanding that our actual future results may be materially different from what we expect. Except as required by law, we assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

PART I

Item 1. Business

DivX overview

We were incorporated in Delaware in May 2000 with the purpose of making media better through the use of technology. We believe that media is undergoing a profound transformation that will change how individuals and entities obtain information, communicate and express ideas. We believe that there are opportunities within this transformation—opportunities to generate tremendous value by meeting the needs of users of the new media and, more importantly, opportunities to influence its evolution and development. Our successes to date have been the result of creating value with and for a broad community of constituents including software vendors, consumer hardware device manufacturers, content creators and consumers. Like the evolving markets in which we operate, DivX is open and dynamic.

We create products and services designed to improve the experience of media. Our long-term goal is to allow creators to have the ability to capture their content in the DivX format using any device or software of their choosing and to allow consumers of such content to playback and interact with the content on any device or platform.

The first step towards this goal was to build and release a high-quality video compression-decompression software library, or codec, to enable distribution of content across the Internet and through recordable media. As a result, we created the DivX codec, which has been actively sought out and downloaded by consumers hundreds of millions of times. These downloads include those for which we receive revenue as well as free downloads, such as limited-time trial versions, and downloads provided as upgrades or support to existing end users of our products. After the significant grass-roots adoption of our codec, the next step towards our goal was to license similar technology to consumer hardware device manufacturers and certify their products to ensure the interoperable support of DivX-encoded content. In January 2009, we took another step forward by releasing to consumers and licensing to hardware device manufacturers a version of our technology built around a new codec, the DivX Plus codec. DivX Plus technology offers enhancements over prior versions of our codecs for certain implementations, including for high definition and mobile content. DivX Certified hardware devices have been shipped worldwide by our customers who include major consumer video hardware original equipment manufacturers. We are entitled to receive a royalty and/or license fee for DivX Certified devices our customers ship. In addition to technology licensing to consumer hardware device manufacturers, we generate revenue from software licensing, advertising and content distribution.

Complementing our organic growth, in November 2007, we acquired MainConcept GmbH, or MainConcept, a leading provider of H.264 and a wide range of other high-quality video codecs and technologies for the broadcast, film, consumer electronics and computer software markets. MainConcept solutions are optimized for various platforms including PCs, set-top boxes, portable media players and mobile phones. Through integration, we expect to realize additional opportunities both in our core markets and in related emerging markets that will help advance our long-term goals.

Our next steps, which we have begun working toward, are to bring together the millions of DivX consumers with content creators both large and small to build communities around media, including through the development and licensing of media distribution platforms and services for Internet and consumer electronics devices. We are optimistic about the future and believe our opportunities are only beginning to be realized.

The DivX solution

We have developed a solution to address the opportunity created by the transformation of content. Specifically, we have built the technological platform and galvanized the community necessary to enable a digital media ecosystem of consumers, content creators, software vendors, hardware device manufacturers and advertisers, allowing each participant in this ecosystem to benefit from the participation of the other participants.

The following illustration depicts how DivX provides the foundation and connection for the participants in the digital media ecosystem, all of whom ultimately work to benefit the consumer:

Specifically, our ecosystem offers the following benefits to these various participants in the content industry:

To content consumers, the DivX ecosystem provides a high-quality, interoperable digital media format supported by dozens of software products and thousands of models of consumer hardware devices. This allows consumers to access a diverse range of content from large and small content creators and to play back this content when, where and how they want. Moreover, the widespread availability of consumer hardware devices, software and services within the DivX ecosystem makes creating and sharing content easier and more fun for a growing community of DivX users.

To content creators, the DivX ecosystem provides the ability to cost-effectively and securely create and distribute high-quality content to a large market of consumers, and to deliver that content when, where and how consumers want it. The DivX ecosystem gives content creators access to DivX Certified consumer hardware devices as well as millions of digital video savvy consumers who have demonstrated their willingness and ability to seek out high-quality content distributed via the Internet.

To digital media software vendors, the DivX ecosystem allows software vendors to provide easy-to-use products for the creation and playback of content that is interoperable with all other DivX Certified devices. By doing so, software vendors can differentiate their products by adding DivX media creation and playback functionality, and thus providing useful products that compete with generic operating system bundles.

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

To advertisers, the DivX ecosystem provides access to a large and engaged group of DivX users. This may enable advertisers to communicate with such a group to inform potential customers about products and services of theirs.

Our strategy

Our strategy is to make media better by supporting the digital media ecosystem. Key elements of our strategy include:

Grow our core licensing business. We believe that our software and consumer hardware partners are integral to our success. In hardware, we will focus on increasing the penetration of DivX technologies into the current and next-generation DVD player market, while simultaneously building on the initial success of DivX technologies in new categories of consumer hardware devices such as set-top boxes, digital televisions, high definition recording and playback devices, mobile phones, portable media players and other mobile devices. We also plan to advance our new DivX platform technologies into the consumer hardware device market that will, for example, allow consumers to encode and play back high definition video and access content on connected networks directly. In software, we plan to enhance the value of the DivX technologies to our existing software partners by adding new features to the DivX media format and to increase partnerships across the software market.

Provide content platforms and content-related services that are valued by DivX users. There are millions of DivX users around the world, and we intend to work independently, and with other parties focused on media to develop products and services that enhance the media experience for these users.

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

Our large installed base. DivX technologies and products have been adopted by millions of users who have sought them out and chosen to download them. This success encouraged consumer hardware device manufacturers to build support for DivX technologies into their products. Today hundreds of consumer hardware device manufacturers and dozens of integrated circuit manufacturers support DivX technologies in thousands of models of consumer hardware devices. We believe our large user and consumer hardware installed base places us in a strong position to benefit from the transformation of the content industry and growing digital content distribution. The DivX media platform installed base represents a large addressable market for content creators interested in commercial digital distribution of their content.

The DivX brand. The DivX logo appears on products that incorporate DivX technology and indicates to consumers that the product meets our strict standards of interoperability and delivers a high-quality DivX media experience. We believe that consumers recognize the value of the DivX logo, and that this increases the value of the DivX brand to all other participants in the DivX ecosystem.

Our neutral media technology platform for software, hardware and content. Our technology platform for the creation, distribution and consumption of media content is not tied exclusively to any specific consumer hardware device manufacturer, software vendor or content provider. We license our encoding and decoding technologies to a wide array of companies. We believe our neutral platform allows us to bring a diverse set of powerful interests together in the DivX ecosystem.

Our ability to understand and partner with various constituents of the digital media industry. We have a demonstrated ability to work with industries that have very different goals. We are as comfortable working within the explosiveness of the Internet industry as we are within the planned and deliberate environment of the consumer hardware industry. We believe this ability will serve us well as we work to add even more diverse participants and industries to the DivX ecosystem.

How we derive revenue

We have four revenue streams. Three of these revenue streams emanate from our technologies, including technology licensing to manufacturers of consumer hardware devices, licenses to independent software vendors and consumers, and services we provide related to digital content distribution over the Internet. Additionally, we derive revenues from advertising and distributing third-party products.

Consumer hardware technology licensing. Our technology licensing revenues from consumer hardware device manufacturers comprise the majority of our total revenues and are derived primarily from royalties and/or license fees received from original equipment manufacturers, although related revenues are derived from other members of the consumer hardware device supply chain. We license our technologies to original equipment manufacturers, allowing them to build support of DivX technologies into their consumer hardware devices. A majority of our original equipment manufacturer licensees pay us a per unit fee for each DivX Certified device they sell. Our license agreements with original equipment manufacturers typically range from one to two years, and may include the payment of initial fees, volume-based royalties and minimum guaranteed volume levels. To ensure high-quality support of the DivX media format in finished consumer products, we also license our technologies to those companies who create the major components in those products. These include the integrated circuit manufacturers who supply the integrated circuits, and the original design manufacturers who create the reference designs, for DVD players, digital televisions, mobile phones and the other consumer hardware devices distributed by original equipment manufacturers. One of our original equipment manufacturer customers, LG Electronics, Inc. accounted for approximately 10% of our total net revenue in the years 2008 and 2007.

To ensure that our licensees’ products conform to our quality standards, we employ a rigorous certification program. Integrated circuit manufacturers, original design manufacturers and original equipment manufacturers are required to have their devices tested and certified prior to distribution. Only DivX Certified devices are permitted to include our logo as evidence that they conform to our standards of high quality.

In the years 2008, 2007 and 2006, we derived 66%, 70% and 72% respectively, of our total net revenues from licensing our technology to original equipment manufacturers, original design manufacturers and integrated circuit manufacturers.

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

Since our acquisition of MainConcept in November 2007, we also have generated revenues associated with MainConcept’s licensing agreements in areas complementary to our existing revenue streams, including through MainConcept’s focus on the professional video sector.

In the years 2008, 2007 and 2006 we derived 14%, 8% and 8% respectively, of our total net revenues from licensing our technology to independent software vendors and licensing our software directly to consumers.

Advertising and third-party product distribution. We derive revenue from advertisements or third party software applications that we embed in or include with the software bundles we offer to consumers. For example, from November 2007 through November 2008, we included and distributed the Yahoo! Toolbar software product with our software products. Yahoo! paid us fees based on the number of downloads or activations of the included software by consumers. In November 2008, Yahoo! notified us that they intended to breach the two-year advertising services agreement and would discontinue making payments required under the agreement. As a result, we have filed a lawsuit in California Superior Court seeking damages from Yahoo! and specific performance under the agreement. Revenues earned under this agreement accounted for approximately 19% of our total net revenues in 2008. During 2006 and through December 2007, we had agreed with Google to include and distribute the Mozilla Firefox Browser and certain Google software products with our software products. Google paid us fees based on the number of downloads or activations of the included software by consumers. This agreement expired on November 30, 2007. Payments earned under the Google agreement accounted for approximately 17% and 18% of our total net revenues in years 2007 and 2006, respectively. In addition, in March 2009, we signed a multi-year agreement with Google Inc. to offer Google products to consumers who download DivX video software tools. The offering, starting with the Google Chrome Browser, is expected to launch in the first or second quarter of 2009 and replaces third party software previously distributed by DivX.

In the years 2008, 2007 and 2006, we derived 19%, 21% and 18% respectively, of our total net revenues from the inclusion of advertisements and third party software applications in our software products.

Digital media distribution. We derive revenue by acting as an application service provider for third party owners of digital video content. We provide encoding, content storage and distribution services to these third parties in exchange for a percentage of the revenue they receive from sales of digital content to consumers.

In the years 2008, 2007 and 2006 we derived 1%, 1% and 2% respectively, of our total net revenues from providing content distribution services to third parties.

Geographic information.

We are a global company with a broad, geographically diverse market presence. For the years 2008, 2007 and 2006, our revenues outside North America comprised 74%, 77% and 76% respectively, of our total net revenues.

A large number of our consumer hardware device manufacturers are located in Asia. Fees received pursuant to licenses to these consumer hardware device manufacturers accounted for 62%, 59% and 63% of our total net revenues for 2008, 2007 and 2006 respectively. Revenues from customers located in Japan, Korea and Singapore comprised approximately 25%, 15% and 11%, respectively, of our total net revenues in 2008, 23%,19%, and 8% respectively, of our total net revenues in 2007, and 18%, 20% and 10%, respectively, of our total net revenues in 2006.

Domestic revenues comprised approximately 25%, 22% and 24% of our total net revenues in 2008, 2007, and 2006, respectively.

Technologies

Our digital media ecosystem utilizes a series of technologies designed for commercial and consumer users. These technologies enable users to compress, secure and distribute digital video and otherwise participate in our digital media ecosystem. The following is a description of the core technologies that form the basis for our digital media ecosystem.

DivX media format. Our DivX media format comprises our DivX video compression technology, and the DivX file containers with their advanced media features and digital rights management, or DRM.

DivX video compression technology. Our DivX video compression technology reduces the size of high-quality video to a level that can be efficiently distributed over broadband networks. In addition, the newest version of our video compression technology, the DivX Plus Codec, was designed to offer even more efficient compression for certain source files. Both technologies utilize a mixture of video compression tools, including some from the MPEG-4 standard, and are capable of producing high-quality video using only a fraction of the amount of data required by a standard-length DVD. As a result, DivX technology enables a user to store approximately two hours of high-quality video on a standard CD-R. DivX technology is designed to offer a balance of compression, complexity and speed. Our technology offers superior visual quality at a high level of compression. The computational efficiencies of our technology make it suitable for integration into low-cost consumer hardware devices and its speed makes it useful in both consumer and professional content creation and editing environments. DivX video technology can be used on video sources with sizes ranging from high definition quality video to video resolutions suitable for a mobile environment.

DivX file containers. Our DivX file containers are designed to hold multimedia data and metadata. The original version of our containter is based on the Resource Interchange File Format, which by design gives it some compatibility with other Resource Interchange File Format based file formats such as the Audio Video Interleave file container. Our newest file container is a proprietary implementation built on MKV standards, which by design gives it some compatibility with other MKV-based files.

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

Digital rights management. We have developed a digital rights management, or DRM that encrypts and manages the playback of protected DivX content on personal computers and consumer hardware devices. When implemented, it ensures that digital video is delivered in a secure manner and used in accordance with rules defined by its publisher. Our digital rights management technology is designed to require minimal system resources, allowing it to be implemented on low-cost consumer hardware devices.

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

Consumer software

In addition to the third-party consumer software products that our technologies power, we offer several programs to consumers directly. These programs include the following:

DivX for Windows bundle. Our DivX for Windows bundle includes our DivX community codecs, DivX Player and DivX Web Player. The bundle also includes free trial versions of the Windows versions of the DivX Converter and the DivX Pro video codecs.

DivX Pro for Windows bundle. Like our DivX for Windows bundle, the DivX Pro for Windows bundle includes our DivX Player, and DivX Web Player. However, instead of our DivX community codecs, this bundle includes our DivX Pro video codecs and additionally includes the DivX Converter application.

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

DivX Mobile Player. Our DivX Mobile Player is available for certain mobile handsets, and allows users to playback DivX videos on their handsets from a variety of sources, including side-loading from memory cards or downloading from the Internet, including DivX’s own mobile portal.

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

Certification Programs. Integrated circuit manufacturers, original design manufacturers, original equipment manufacturers and software vendors are required to have their products certified prior to being marketed as DivX Certified products. For example, integrated circuit manufacturers typically receive a software development kit and certification kit from us, which they use to design a DivX Certified integrated circuit. Manufacturers may distribute those integrated circuits to DivX-licensed original equipment manufacturers and original design manufacturers for inclusion in DivX Certified devices only after those integrated circuits are certified. Similarly, original design manufacturers, original equipment manufacturers and software vendors must have their products certified prior to being marketed as DivX Certified products. We currently offer the following certification programs:

DivX Certified

The DivX Certified Program certifies hardware devices and software applications for the creation and playback of DivX video. DivX Certified hardware devices support playback of DivX video, while DivX Certified software applications support the conversion of digital video into the high-quality, highly-compressed DivX media format.

DivX Plus

Devices certified pursuant to the DivX Plus profiles ensure device compatibility with files generated using the DivX Plus codec. DivX Plus technology offers enhancements over prior versions of our codecs for certain implementations, including for high definition and mobile content. While files generated using the DivX Plus codec will not play back on DivX Certified devices, devices certified under the DivX Plus profiles will play DivX video generated with existing DivX codecs as well as the newer DivX Plus technology.

DivX Ultra Certified

The DivX Ultra Certified Program is a premium certification level that additionally certifies hardware devices and software applications for the creation and playback of high-quality DivX video with advanced features such as motion menus, subtitles, chapter points and alternate audio tracks. DivX Ultra Certified software applications support the conversion of digital video into the high-quality, highly-compressed DivX media format as well as the creation of video with advanced features.

DivX Certified Recorder/Encoder

The DivX Certified Recorder/Encoder Program certifies hardware devices to record video directly in the DivX media format. DivX Certified Recorder/Encoder devices create DivX video that is compatible with all DivX Certified, DivX Plus, and DivX Ultra Certified products.

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

DivX Mobile Media

DivX Mobile Media is a beta-version mobile media platform service that allows users to discover video content in the DivX format from a variety of sources. We are still in the process of evaluating this offering and what business opportunities, if any, we may choose to pursue with respect to this technology.

Stage6

In February 2008, we shut down Stage6, our online service that allowed users to publish and download video content.

Sales and marketing

Our sales and marketing team markets our technologies to a wide range of integrated circuit manufacturers, original design manufacturers, original equipment manufacturers and software developers on a worldwide basis. In addition, members of this team market our products to various consumer segments at industry tradeshows such as CES and CeBIT, and engage in partner and retailer training, product marketing, sales support and partner co-marketing programs. Members of our sales and marketing team also focus on content and distribution partnerships, co-marketing transactions, advertising partnerships, brand and product marketing, electronic software distribution, business operations and marketing programs. As of December 31, 2008, our sales and marketing team included 109 full-time employees based in 10 countries.

Product development

We incurred product development costs of approximately $20.2 million, $18.7 million, and $15.4 million, in years 2008, 2007 and 2006 respectively, representing 21%, 22% and 26% respectively, of total net revenue. Our product development team is based out of our headquarters in San Diego, California, and with the acquisition of MainConcept in November 2007 has team members in Germany and Russia. As of December 31, 2008, this team consisted of 150 full-time employees dedicated to product development and product management, 116 of which were engineers and 16 of which were product managers (with the other 18 filling other related roles).

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

We also compete with companies that offer products or services that compete with specific aspects of our digital media ecosystem. For example, our digital rights management technology competes with technologies from companies such as Apple Computer, ContentGuard, Intertrust Technologies, Microsoft, Nagra Audio, NDS Group and 4C Entity, as well as the internal development efforts of certain of our licensees. Similarly, content distribution providers, such as Amazon.com, Apple Computer, CinemaNow, Google, Joost, MovieLink, MySpace.com, a subsidiary of News Corporation, Netflix, Yahoo!, YouTube, a subsidiary of Google, and subscription entertainment services and cable and satellite providers compete with our content distribution services.

Our proprietary technologies also compete with other video compression technologies, including other implementations of MPEG-4 or implementations of H.264/AVC. In addition, a number of companies such as Adobe Systems, Apple Computer, Ateme, Google, Microsoft, On2 Technologies and RealNetworks offer video formats that compete with our proprietary video format.

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

Significant Customers

A small number of customers account for a significant percentage of our revenues. In 2008, Yahoo! Inc. and LG Electronics, Inc. accounted for 19% and 10%, respectively, of our total net revenues. In 2007, Google, Inc. and LG Electronics, Inc. accounted for 19% and 10%, respectively, of our total net revenues. In 2006, Google, Inc. and LG Electronics, Inc. accounted for 20% and 10%, respectively, of our total net revenues.

Intellectual property

To protect our proprietary rights, we rely on a combination of trademark, copyright, patent, trade secret and other intellectual property laws, employment, confidentiality and invention assignment agreements with our employees and contractors, and confidentiality agreements and protective contractual provisions with our partners, licensees and other third parties.

Trademarks. As of December 31, 2008, we had over 60 trademark registrations and over 60 pending trademark applications in the U.S. and more than 30 other countries for a variety of word marks, logos and slogans. Our trademarks are an integral part of our licensing program. Licensees are allowed to place our trademarks on their products to inform customers that their products incorporate our technology and meet our quality specifications only if such products have been DivX Certified. We also require that our licensees adhere to detailed branding guidelines to ensure that usage of our trademarks and logos are consistent and uphold our image. Our trademarks include, among others, DivX, DivX Certified, and DivX Connected.

Copyrights. We have a significant amount of copyright-protected materials, including among other things, software, codecs and textual material. As an additional layer of protection to the common law copyrights we own in our software and other materials, we have also obtained U.S. copyright registrations on more than 20 software products as of December 31, 2008.

Patents. As of December 31, 2008, we had three issued U.S. patents and one issued foreign patent. We also hold an exclusive license to one additional U.S. patent. We are in the process of applying for additional patent coverage for various aspects of our technology, including technologies for digital rights management, digital media formats, mobile content delivery, connected devices and video encoding and decoding. As a result, as of December 31, 2008, we had dozens U.S. and international patent applications on file relating to various aspects of our technology.

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

MPEG LA technology licenses. We have entered into a license agreement with MPEG LA, effective January 2000, under its MPEG-4 Part 2 Visual Patent Portfolio. Under this license agreement, we have a royalty-bearing, worldwide, non-exclusive sublicense of certain patents licensed to MPEG LA relating to MPEG-4 technology. One version of our video codec incorporates technologies implementing a portion of the MPEG-4 video standard. Our license agreement with MPEG LA will expire on December 31, 2013, unless the agreement is earlier terminated. We may terminate the license agreement for any reason by providing 30 days prior written notice to MPEG LA. Upon expiration, the license agreement may be renewed by MPEG LA for successive five year periods upon notice of renewal to us. For the years 2008, 2007 and 2006 we paid $2.0 million, $2.0 million and $2.5 million respectively, to MPEG LA under this license agreement. We have also entered into a license agreement with MPEG LA, effective August 2002, under its MPEG-4 Part 10, or AVC, Patent Portfolio. Under this license agreement, we have a royalty-bearing, worldwide, non-exclusive sublicense of certain patents licensed to MPEG LA relating to H.264 technology. The newest version of our video codec, the DivX Plus codec, incorporates technologies implementing a portion of the AVC video standard. Our license agreement with MPEG LA with respect to this technology will expire on December 31, 2010, unless the agreement is earlier terminated. We may terminate the license agreement for any reason by providing 30 days prior written notice to MPEG LA. Upon expiration, the license agreement may be renewed by MPEG LA for successive five year periods upon notice of renewal to us. Prior to 2009 we have not been required to pay license fees to MPEG LA under this license agreement. During 2009, we expect to make payments of $5.0 million to MPEG LA under this license agreement.

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

In the U.S., online service providers have been subject to claims of defamation, libel, invasion of privacy and other data protection claims, tort, unlawful activity, copyright or trademark infringement, or other theories based on the nature and content of the materials searched and the ads posted or the content generated by users. In addition, several other federal laws could have an impact on our business. For example, the Digital Millennium Copyright Act has provisions that limit, but do not eliminate, our liability for hosting or linking to third-party websites that include materials that infringe copyrights or other rights, so long as we comply with the statutory requirements of this act. The Children’s Online Privacy Protection Act restricts the ability of online services to collect information from minors, and the Protection of Children from Sexual Predators Act of 1998 requires online service providers to report evidence of violations of federal child pornography laws under certain circumstances.

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

Employees

As of December 31, 2008, we employed 301 full-time employees, including full-time equivalents. None of our employees is subject to any collective bargaining agreements. We consider our relationship with our employees to be good.

Executive Officers of the Registrant

Our executive officers serve at the discretion of the Board. The names of our executive officers and their ages, titles, and biographies as of December 31, 2008 are set forth below:

Name	Age	Position
Kevin Hell	44	CEO, Director
Dan L. Halvorson	43	EVP and CFO
David J. Richter	40	EVP, Corporate Development and Legal
Eric Rodli	52	EVP, Sales and Marketing

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

Dan L. Halvorson has served as our Executive Vice President and Chief Financial Officer since July 2007. From June 2007 to July 2007, Mr. Halvorson served as our Chief Financial Officer and Senior Vice President. Mr. Halvorson is responsible for investor relations, financial and administrative aspects of our strategic and tactical goals, and for management of our operations teams. Mr. Halvorson has served in many senior finance and accounting roles at a number of public companies. Mr. Halvorson held various roles from 2000 to 2007 at Novatel Wireless, and was named Chief Financial Officer and Chief Accounting Officer in early 2004. From

1998 to 2000, he was Director of Finance at Dura Pharmaceuticals, which was acquired by Elan in 2000. He was also Director of Finance at Alliance Pharmaceuticals from 1996 to 1998. Previous to his public company roles, Mr. Halvorson spent eight years in public accounting at Deloitte & Touche and PriceWaterhouseCoopers, serving both public and private client companies. Mr. Halvorson is a Certified Public Accountant and holds a Bachelor of Science from San Diego State University.

David J. Richter has served as our Executive Vice President, Corporate Development and Legal since July 2007. From June 2007 to July 2007, Mr. Richter served as our General Counsel and Senior Vice President Corporate Development. From April 2006 to June 2007, Mr. Richter served as our General Counsel, Legal and Corporate Development. From May 2004 to April 2006, Mr. Richter served as our General Counsel and, in addition, from January 2005 through April 2006, as our Senior Vice President, Corporate Development. Mr. Richter is responsible for our legal and corporate development efforts. Previously, Mr. Richter worked at Maveron, a venture capital firm, as a Principal from January 2002 through March 2004 and as Director, Business Development from July 2000 through December 2001. Mr. Richter received a J.D. from Yale Law School and a B.A. in Government from Cornell University.

Eric Rodli has served as our Executive Vice President, Sales and Marketing since July 2008. In this role, Mr. Rodli oversees our global sales and marketing organizations. From June 2007 through July 2008, Mr. Rodli was the Senior Vice President and General Manager at Macrovision, a digital home entertainment company, where he was responsible for global anti-piracy revenues from content owners and system operators as well as engineering and technical support. Prior to his time at Macrovision, Mr. Rodli spent seven years at Eastman Kodak, serving as Chief Operating Officer of Entertainment Imaging from January 2000 until September 2001 and then as Senior Vice President and Divisional President of the Entertainment Imaging division from September 2001 through June 2007, where he was responsible for the sales, marketing, research and development, digital operations and technical support of Kodak’s entertainment Imaging division with over $1 billion in revenues and over 1,000 employees. Mr. Rodli holds an MBA from the University of Chicago’s Graduate School of Business, and a bachelor’s degree in Economics from the University of California at San Diego.

Available Information

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, or the Exchange Act, are available free of charge on our website (www.divx.com) as soon as reasonably practicable after they are electronically filed with, or furnished to, the SEC.

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

We expect that our future success will depend, in part, upon our ability to successfully penetrate existing markets for digital media technologies, including:

•	DVD players;

•	DVD recorders;

•	network connected DVD players;

•	high definition DVD players;

•	portable media players;

•	digital still cameras;

•	digital camcorders;

•	mobile handsets;

•	digital media software applications;

•	digital TVs;

•	home media centers;

•	set-top boxes; and

•	video game consoles.

To date, we have penetrated only some of these markets, including the markets for DVD players, network connected DVD players, high definition DVD players, portable media players, digital still cameras, digital TVs, mobile handsets, digital media software applications, set-top boxes, and video game consoles. Our success depends upon our ability to further penetrate these markets, some of which we have only penetrated to a limited extent, and to successfully penetrate those markets in which we currently have no presence. Demand for our technologies in any of these developing markets may not grow or develop, and a sufficiently broad base of consumers and professionals may not adopt or continue to use our technologies. In addition, our ability to generate revenue from these markets may be limited to the extent that service providers in these markets choose to provide competitive technologies and entertainment at little or no cost. Because of our limited experience in certain of these markets, we may not be able to adequately adapt our business and our technologies to the needs of consumers and licensees in these markets.

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

We also compete with companies that offer products or services that compete with specific aspects of our digital media ecosystem. For example, our digital rights management technology competes with technologies from companies such as Apple Computer, ContentGuard, Intertrust Technologies, Microsoft, Nagra Audio, NDS Group and 4C Entity, as well as the internal development efforts of certain of our licensees. Similarly, content distribution providers, such as Amazon.com, Apple Computer, CinemaNow, Google, Joost, MovieLink, MySpace.com, a subsidiary of News Corporation, Netflix, Yahoo!, YouTube, a subsidiary of Google, and subscription entertainment services and cable and satellite providers compete with our content distribution services.

Our proprietary technologies also compete with other video compression technologies, including other implementations of MPEG-4 or implementations of H.264/AVC. In addition, a number of companies such as Adobe Systems, Apple Computer, Ateme, Google, Microsoft, On2 Technologies and RealNetworks offer video formats that compete with our proprietary video format.

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

We are dependent on the sale by our licensees of consumer hardware and software products that incorporate our technologies. Our top 10 licensees by revenue accounted for approximately 53% of our total net revenues during the year ended December 31, 2008, and a reduction in revenues from those licensees or a loss of one or more of our key licensees would adversely affect our licensing revenue.

We derive most of our revenue from the licensing of our technologies to consumer hardware device manufacturers, software vendors and consumers. We derived 80% and 78% of our total net revenues from licensing our technology during the years ended December 31, 2008 and 2007, respectively. One or a small number of our licensees generally represents a significant percentage of our technology licensing revenues. For example, in the year ended December 31, 2008, LG accounted for approximately 10% of our total net revenues, and our top 10 licensees by revenue accounted for approximately 53% of our total net revenues. Our technology licensing revenues are particularly dependent upon our relationships with consumer hardware device manufacturers. We cannot control consumer hardware device manufacturers’ and software developers’ product development or commercialization efforts or predict their success. Our license agreements typically require manufacturers of consumer hardware devices and software vendors to pay us a specified royalty for every shipped consumer hardware or software product that incorporates our technologies, but many of these agreements do not require these manufacturers to guarantee us a minimum royalty in any given period. Accordingly, if our licensees sell fewer products incorporating our technologies, or otherwise face significant economic difficulties, our licensing revenues will be adversely affected. Additionally, certain of our license agreements provide for specific royalties based on our estimations of the volumes of certain units consumer hardware device manufacturers are likely to ship during a given term; if our estimates are too low, the actual per-unit revenues received may be lower than expected. Our license agreements are generally for two years or less in duration, and a significant number of these agreements expire in any given quarter. Upon expiration of their license agreements, manufacturers and software developers may not renew their agreements or may elect not to enter into new agreements with us on terms as favorable as our current agreements.

Our March 2009 promotion and distribution agreement with Google may not prove to be an adequate replacement for our September 2007 agreement with Yahoo!.

Pursuant to our September 2007 agreement with Yahoo!, we agreed to distribute a version of Internet Explorer browser optimized for Yahoo! and a co-branded version of the Yahoo! Toolbar with our software products and Yahoo! agreed to pay us fees based on the number of certain distributions or installations of the Yahoo! software. In November 2008, Yahoo! notified us that they intended to breach the two-year advertising services agreement and would discontinue making payments required under the agreement. As a result, we have filed a lawsuit in California Superior Court seeking damages from Yahoo! and specific performance under the agreement. Revenues under our agreement with Yahoo! represented approximately 19% of our total revenue in the year ended December 31, 2008. In March 2009, we entered into a new promotion and distribution agreement with Google. Pursuant to this new agreement, we have agreed to distribute Google products, including its new web browser, Google Chrome, and the Google Toolbar for Internet Explorer, with our software products and Google has agreed to pay us fees based on successful activations of these products. We may not have accurately modeled the new deal and it may prove to be worth less than we anticipate over time. Also, we have not yet completed all of the implementation required to enable us to distribute these Google products, and if we fail to successfully complete such implementation, if we fail to effectively transition our products to the Google offerings, or if there is an undue delay in such implementation or transition, it may impact the amounts we receive under the deal. Further, if Google’s products do not prove to be as popular among consumers as we anticipate, if our products decline in popularity among consumers, or if Google’s products quickly reach market saturation, we may experience a decrease in revenue under our agreement with Google as compared to our previous deals.

The success of our business depends on the availability of premium video content in the DivX format.

To date, only two major motion picture studios have agreed to make certain video content available in the DivX media format. If we, and/or our consumer electronics partners or retail partners, fail to implement certain technological safeguards mandated under those deals, such format approval agreements may be suspended or terminated, either of which could negatively impact our business. The implementation of these changes could potentially be viewed negatively by consumers and as a result our business could suffer. Additionally, the distribution of such DivX-formatted video content is dependent on third party retailers’ willingness to enter into distribution deals with one or more of our studio partners and DivX and ultimately upon the willingness of consumers to purchase such content from such third party retailers. Finally, our business success depends upon our ability to reach agreement with other major motion picture studios to make their content available in the DivX media format. In the event that we fail to reach agreement with such studios, the DivX format may become less compelling to consumers and to retailers and potentially to consumer electronics licensees of DivX.

The success of our business depends on the interoperability of our technologies with consumer hardware devices.

To be successful we design our digital media platform to interoperate effectively with a variety of consumer hardware devices, including personal computers, DVD players, DVD recorders, network connected DVD players, high definition DVD players, digital still cameras, digital camcorders, portable media players, digital TVs, home media centers, set-top boxes, video game consoles, and mobile handsets. We depend on significant cooperation with manufacturers of these devices and the components integrated into these devices, as well as software providers that create the operating systems for such devices, to incorporate our technologies into their product offerings and ensure consistent playback of DivX-encoded files. Currently, a limited number of devices are designed to support our technologies. If we are unsuccessful in causing component manufacturers, device manufacturers and software providers to integrate our technologies into their product offerings, our technologies may become less accessible to consumers, which would adversely affect our revenue potential.

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

Certain of our technologies and products are dependent in part on the licensing and incorporation of technologies from third parties. For example, we have entered into license agreements with MPEG LA pursuant to which we have acquired rights to use in our technologies and products certain MPEG-4 and AVC intellectual property licensed to MPEG LA. Our licensing agreements with MPEG LA grant us sublicenses only to the rights in the relevant intellectual property licensed to MPEG LA. There are other parties who have competing rights to MPEG-4 and AVC intellectual property, and to the extent that the rights of such other parties conflict with or are superior to the rights licensed to MPEG LA, our rights to utilize MPEG-4 or AVC technology in our technologies and products could be challenged. Our license agreement with MPEG LA, under its MPEG-4 Part 2 Visual Patent Portfolio will expire on December 31, 2013. Our license agreement with MPEG LA, under its MPEG-4 Part 10, or AVC, Patent Portfolio will expire on December 31, 2010. MPEG LA has the right to renew each of these license agreements for successive terms of five years, upon notice to us.

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

Current credit and financial market conditions could delay, or prevent consumers from purchasing products incorporating our licensed technology, which could continue to adversely affect our business, financial condition and results of operations.

Our operations and performance depend significantly on worldwide economic conditions. Uncertainty about current global economic conditions pose a risk as consumers may postpone spending and our licensees may postpone producing products incorporating our technology in response to tighter credit and negative financial news, which could have a material negative effect on demand for our products. These and other economic factors have impacted our results and may have a significant impact on our financial condition and operating results in the future.

The current financial turmoil affecting the banking system and financial markets and the possibility that additional financial institutions may consolidate or go out of business has resulted in a tightening in the credit markets, a low level of liquidity in many financial markets, and extreme volatility in fixed income, credit, currency and equity markets. There could be a number of follow-on effects from the credit crisis on our business, including the insolvency of our licensees or their key suppliers or the inability of our licensees to obtain credit to finance development and/or manufacture products that incorporate our technology. In addition, due to the recent tightening of credit markets and concerns regarding the availability of credit, the markets for consumer hardware and software products in which our technologies are incorporated may be negatively affected and consumers may be delayed in obtaining, or may not be able to obtain, necessary credit for their purchases of the consumer hardware and software products that incorporate our technologies, which could in turn result in reduction in shipments by our licensees. Such reductions would adversely affect our licensing and other revenue. If conditions become more severe or continue longer than we anticipate, our forecasted demand may not materialize to the levels we require to achieve our anticipated financial results, which could in turn have a material adverse effect on our revenue, profitability and the market price of our stock.

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

We have offices in eight foreign countries as well as sales staff in others, and we are dedicating a significant portion of our sales efforts in countries outside North America. We are dependent on international sales for a substantial amount of our total revenues. For the years 2008, 2007 and 2006, our net revenue outside North America comprised 74%, 77% and 76%, respectively, of our total revenues. We expect that international sales will continue to represent a substantial portion of our revenues for the foreseeable future. These future international revenues will depend to a large extent on the continued use and expansion of our technologies in entertainment industries worldwide. Increased worldwide use of our technologies is also an important factor in our future growth.

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

We currently have direct license relationships with dozens of consumer hardware device manufacturers located in China. In addition, a number of the OEMs that license our technologies utilize captive or third-party manufacturing facilities located in China. We expect this to continue in the future as consumer hardware device manufacturing in China continues to increase due to its lower manufacturing cost structure as compared to other industrialized countries. As a result, we face many risks in China, in large part due to China’s historically limited recognition and enforcement of contractual and intellectual property rights. In particular, we have experienced, and expect to continue to experience, problems with China-based consumer hardware device manufacturers underreporting or failing to report shipments of their products that incorporate our technologies, or incorporating our technologies or trademarks into their products without our authorization or without paying us licensing fees. We may also experience difficulty enforcing our intellectual property rights in China, where intellectual property rights are not as respected as they are in the United States, Japan and Europe. Unauthorized use of our technologies and intellectual property rights may dilute or undermine the strength of our brand. Further, if we are not able to adequately monitor the use of our technologies by China-based consumer hardware device manufacturers, or enforce our intellectual property rights in China, our revenue potential could be adversely affected.

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

Growth in our revenue over the past several years has been the result, in large part, of the rapid growth in sales of red-laser DVD players incorporating our technologies. For the years 2008, 2007 and 2006, we derived approximately 66%, 70% and 72%, respectively, of our total net revenues from technology licensing to consumer hardware device manufacturers, a majority of which are derived from sales of red-laser DVD players incorporating our technologies. However, as the markets for DVD players mature, we do not expect sales of red-laser DVD players to continue to grow as quickly as they have in the past. To the extent that sales of red-laser DVD players level off or decline, our licensing revenue will be adversely affected. In addition, if new technologies are developed for use with DVDs or new technologies are developed that substantially compete with or replace red-laser DVDs as a dominant medium for consumer video entertainment such as high definition DVD or Blu-ray Disc, and if we are unable to develop and successfully market technologies that are incorporated into or compatible with such new technologies, our ability to generate revenues will be adversely affected.

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

Various national governments have adopted or are in the process of adopting standards for digital television broadcasts, including cable and satellite broadcasts. In the event national governments adopt similar standards for video codecs used in consumer hardware devices, software products or Internet applications, our technology may be excluded from such standards. We have not made any efforts to have our technologies adopted as standards by any national governments, nor do we currently expect that our technologies will be adopted as standards by any national government in the future. If national governments adopt standards that exclude our technologies, we will be required to redesign our technologies to comply with such government standards to allow our products to be utilized in those countries. Costs or potential delays in the development of our technologies and products to comply with such government standards could significantly increase our expenses. In addition, standards-setting organizations are adopting or establishing formal technology standards for use in a wide range of consumer hardware devices, software products and Internet applications. We do not typically participate in standards-

setting organizations, nor do we typically seek to have our technologies adopted as industry standards. As such, participants in the consumer hardware or software industries or consumers may elect not to purchase our technologies because they have not been adopted by standards-setting organizations or if a competing technology is adopted as an industry standard.

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

We may experience changes in the size of our organization, and we may experience difficulties in managing growth or contraction.

As of December 31, 2008 we had approximately 300 full-time employees, including full-time equivalents. We may need to expand or contract our managerial, operational, financial and other resources to manage our business, including our relationships with key customers and licensees. Our current facilities and systems may not be the correct size to support this future growth or contraction. We may require additional office space to accommodate our growth. Additional office space may not be available on commercially reasonable terms and may result in a disruption of our corporate culture. Our need to effectively manage our operations, growth and various projects requires that we continue to improve our operational, financial and management controls, reporting systems and procedures and to attract and retain sufficient numbers of talented employees. We may be unable to successfully implement these tasks on a larger scale, which could prevent us from executing our business strategy.

We may experience changes in our senior management which may disrupt our operations.

We may experience disruptions in our operations as a result of changes in our senior management and as the new members of our management team become acclimated to their roles and to our company in general. If we experience any of these disruptions or a loss of management attention to our core business, our operating results could be adversely affected.

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

The Children’s Online Privacy Protection Act imposes civil and criminal penalties on persons collecting personal information from children under the age of 13. We do not knowingly distribute harmful materials to minors, direct our websites or services to children under the age of 13, or collect personal information from children under the age of 13. However, we are not able to control the ways in which consumers use our technology, and our technology may be used for purposes that violate this or other similar laws. The manner in which such laws may be interpreted and enforced cannot be fully determined, and future legislation similar to this law could subject us to potential liability if we were deemed to be non-compliant with such rules and regulations.

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

We recently acquired all of the outstanding shares of MainConcept GmbH, or MainConcept, a leading provider of audio and video codecs and software development kits to the broadcast, film and consumer markets. We expect to continue to evaluate possible additional acquisitions of technologies and businesses on an ongoing basis. Our recent acquisitions, as well as acquisitions in which we may engage in the future, entail numerous operational and financial risks including certain of the following risks:

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

We expect our operating results to be subject to quarterly fluctuations. The revenues we generate and our operating results and the market price of our common stock will be affected by numerous factors, including:

•	demand for our technologies and products;

•	introduction, enhancement and market acceptance of technologies and products by us and our competitors;

•	price reductions by us or our competitors or changes in how technologies and products are priced;

•	the mix of technologies and products offered by us and our competitors;

•	the mix of distribution channels through which our technologies and products are licensed and sold;

•	our ability to successfully generate revenues from advertising and content distribution;

•	the mix of international and United States revenues attributable to our technologies and products;

•	costs of intellectual property protection and any litigation;

•	timing of payments received by us pursuant to our licensing agreements;

•	our ability to hire and retain qualified personnel;

•	growth in the use of the Internet; and

•	general economic conditions.

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

We have a history of net losses and only recently achieved profitability, and we may not be able to sustain our profitability.

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

Our investments in auction rate securities may not provide us a liquid source of cash.

As of December 31, 2008, we held approximately $18.9 million of auction-rate securities at par value ($18.0 million estimated fair value). During the second quarter of the year, $1.3 million worth of the Company’s auction-rate securities were redeemed. All other auction-rate security instruments in our portfolio had failed at auctions during 2008, and we may not be able to sell these securities in a timely manner to meet a liquidity need. In the event that we are unable to sell the underlying securities at or above our carrying value, or at all, these securities may not provide us a liquid source of cash in the future.

Risks related to our intellectual property

We and our licensees are, and may in the future be, subject to intellectual property rights claims, which are costly to defend, could require us to pay damages and could limit our ability to use certain technologies or content in the future.

Companies in the technology and entertainment industries own large numbers of patents, copyrights, trademarks and trade secrets and they frequently make claims and commence litigation based on allegations of infringement or other violations of intellectual property rights, including those relating to digital media standards such as MPEG-4, H.264, MP3 and AAC or relating to video or music content. We have faced such claims in the past, we currently face such claims, and we expect to face similar claims in the future. For instance, we have been contacted by third parties such as AT&T and LG (one of our most significant customers in consumer hardware technology licensing) regarding the licensing of certain patents characterized by such parties as being essential to the MPEG-4 visual standard or other standards. Regardless of the merits of such claims any disputes with third parties over intellectual property rights could materially and adversely impact our business, including by resulting in the loss of management time and attention to our core business, or reducing the willingness of licensees to incorporate our technologies into their products. We have also received notices that various third parties have, on occasion, contacted certain of our licensees alleging that products incorporating our technology require a license under certain patents which they purport to own or have rights in. Our licensees have faced claims such as these in the past, currently face such claims, and may face similar claims in the future. Regardless of the merits of these allegations, this type of contact could materially impact our business by reducing our ability to generate revenue and drive adoption of our technologies and it could also materially impact our relationships with our licensees and their desires to implement DivX technologies. In the event we determine that we need to obtain a license from any third party, we cannot guarantee that we would be able to obtain such license on commercially reasonable terms, if at all. We may be required to develop non-infringing alternative technologies, which could be very time consuming and expensive, and there is no guarantee that we would be successful in developing such technologies. We have also been asked by content owners to stop the display or hosting of copyrighted materials by our users or ourselves through our service offerings, including notices provided to us pursuant to the Digital Millennium Copyright Act. Among those content owners who have asked us to remove materials is Universal Music Group, Inc., or UMG, who also asserted claims of copyright infringement against us arising from the operation of Stage6, our online video community service, which we shut down on February 29, 2008. Currently, we are involved in litigation with UMG in the Central District of California, in which UMG has alleged copyright infringement and has sought monetary damages. Moreover, content providers may claim that we are contributorily or vicariously liable for third parties’ use of our technology or service offerings to infringe the content providers’ copyrights. Users of our services are subject to terms of use that prohibit the posting of content that violates third party intellectual property rights. We have and will promptly respond to legitimate takedown notices or complaints, including but not limited to those submitted pursuant to the Digital Millennium Copyright Act, notifying us that we are providing unauthorized access to copyrighted content by removing such content and/or any links to such content from our websites. Nevertheless, we cannot guarantee that our prompt removal of content, including removal pursuant to the provisions of the Digital Millennium Copyright Act, will prevent disputes with content providers, that infringing content will not exist on our services, or that we will be able to resolve any disputes that may arise with content providers or users regarding such infringing content. Any intellectual property claims, with or without merit, could be time-consuming, expensive to litigate or settle and could divert management resources and attention. An adverse determination could require that we pay damages, block access to certain content, or stop using technologies found to be in violation of a third party’s rights, and could prevent us from offering our technologies, products or certain content to others. To avoid these restrictions, we may be required to seek a license for the technology or content from additional third parties. Such licenses may not be available on reasonable terms, could require us to pay significant royalties and may significantly increase our cost of revenues. The technologies or content also may not be available for license to us at all. As a result, we may be required to develop alternative non-infringing technologies, or license alternative content, which could require significant effort and expense. If we cannot license or develop technologies or content for any infringing aspects of our business, we may be forced to limit our technology or content offerings and may be unable to compete effectively with entities that offer such technology or content. In addition, from time to time we engage in disputes regarding the licensing of our intellectual property rights, including matters related to our royalty rates and other terms of our licensing arrangements. These types of disputes can be asserted by our licensees or prospective licensees or by other third parties as part of negotiations with us or in private actions seeking monetary damages or injunctive relief. Any disputes with our licensees or potential licensees or other third parties could harm our reputation and expose us to additional costs and other liabilities.

We may be unable to adequately protect the proprietary rights in our technologies and products.

We have only three issued patents in the United States and one issued patent in foreign jurisdictions, along with exclusive rights to one additional United States patent, and we generally do not rely upon patents to protect our proprietary rights. In addition, our ability to obtain patent protection for our technologies and products will be limited as a result of the incorporation of aspects of MPEG-4, MP3, and other standards-based technologies into our technologies and products. We license such technologies from third party licensors and do not own any patents relating to such technologies. As a result, we do not have the right to defend perceived infringements of patents relating to such technologies. Moreover, the licensors from which we have acquired the right to incorporate MPEG-4 and MP3 technologies into our products are not the exclusive owners of the patents relating to such technologies. As a result, our licensors must coordinate enforcement efforts with the owners of such patents to protect or defend against infringements of patents relating to such technology, which can be expensive, time consuming and difficult. Any significant impairment of the intellectual property rights relating to the MPEG-4 or MP3 technologies we license for use in our technologies and products could reduce the value of such technologies, which could impair our ability to compete.

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

The current turbulence in the U.S. and global financial markets could adversely affect our stock price and our ability to raise additional capital through the sale of equity or debt securities. As of February 27, 2009, we had 32,384,095 shares of common stock outstanding, excluding 5,695 shares subject to repurchase. As a result of our relatively small public float, our common stock may be less liquid than the stock of companies with broader public ownership. In addition, in March 2008, our Board of Directors approved a share repurchase program authorizing us to repurchase up to $20.0 million worth of our outstanding common stock. During the first and second quarters of 2008, we purchased approximately 2.8 million shares of our common stock for a total purchase price of approximately $20.0 million. As of June 30, 2008, the share repurchase program was complete. These repurchases, as well as any future repurchases of our common stock, reduce our public float and may cause our common stock to become less liquid. A reduction in the liquidity of our common stock, as a result of the recent share repurchase or otherwise, could have a greater impact on the trading price for our shares than would be the case if our public float were larger.

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

As of February 27, 2009, there were 32,384,095 shares of our common stock outstanding, excluding 5,695 shares subject to repurchase. Substantially all of these shares are eligible for sale in the public market, although as of February 27, 2009, 1,347,818 of these shares were held by directors, executive officers and other affiliates and will be subject to volume limitations under Rule 144. In addition, as of February 27, 2009, we had outstanding warrants to purchase up to 545,000 shares of common stock that, if exercised, will result in these additional shares becoming available for sale. A large portion of these shares and warrants are held by a small number of persons and investment funds. Sales by these stockholders or warrant holders of a substantial number of shares could significantly reduce the market price of our common stock. Moreover, the holders of 1,049,770 shares of common stock at February 27, 2009 have rights, subject to some conditions, to require us to file registration statements covering the shares they currently hold or to include these shares in registration statements that we may file for ourselves or other stockholders. Additionally, the current turbulence in the U.S. and global financial markets has caused a decline in stock values across all industries.

As of February 27, 2009, an aggregate of approximately 8,933,056 shares of our common stock were reserved for future issuance under our 2000 Stock Option Plan, or 2000 Plan, our 2006 Equity Incentive Plan, or 2006 Plan, and our 2006 Employee Stock Purchase Plan, or 2006 Purchase Plan and the share reserve under our 2006 Plan and our 2006 Purchase Plan are subject to automatic annual increases in accordance with the terms of the plans. These shares can be freely sold in the public market upon issuance. If a large number of these shares are sold in the public market, the sales could reduce the trading price of our common stock and impede our ability to raise future capital.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties

We lease approximately 47,000 square feet of space for our headquarters in San Diego, California under an agreement that expires in March 2014. We also lease offices in Aachen, Germany, Tomsk, Russia, and in various other cities throughout the world. Further, we have executed a lease for approximately 6,700 square feet of additional space in San Diego that expires in March 2009, which we do not intend to renew. We do not anticipate the need to replace this space.

Item 3. Legal Proceedings

On October 22, 2007, following the filing of our declaratory relief action which was subsequently dismissed, UMG filed a lawsuit against us in the Central District of California. UMG’s suit alleges copyright infringement and seeks monetary damages related to our operation of the Stage6 online video community service, which we shut down on February 29, 2008. We believe we have meritorious defenses to UMG’s claims and will assert them vigorously. Still, litigation is inherently uncertain and there can be no guarantee that we will prevail or that the litigation will not have material adverse consequences for us; an unfavorable resolution of these proceedings could materially affect our future operating results or financial conditions in particular periods.

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

No matters were submitted to a vote of our security holders during the fourth quarter of 2008.

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed on the Nasdaq Global Select Market under the symbol “DIVX”. As of February 27, 2009, there were approximately 123 shareholders of record. We believe that the number of beneficial owners is substantially greater than the number of record holders because a large portion of our common stock is held of record through brokerage firms in “street name.”

We have not paid any cash dividends on our common stock and do not anticipate paying any cash dividends in the foreseeable future. The high and low sales prices of our common stock for the periods presented were as follows:

	High	Low
2008:
Fourth Quarter	$7.36	$3.87
Third Quarter	9.26	6.20
Second Quarter	10.49	6.43
First Quarter	15.44	6.12

2007:
Fourth Quarter	$19.35	$11.35
Third Quarter	14.62	12.20
Second Quarter	23.76	13.80
First Quarter	24.45	18.52

The above price quotations reflect inter-dealer prices, without retail markup, markdown or commission and may not necessarily represent actual transactions.

Purchases of Equity Securities by the Company

Pursuant to the terms of our 2000 Plan, options may typically be exercised prior to vesting. We have the right to repurchase unvested shares from our employees and consultants upon their termination, and it is generally our policy to do so. The following table provides information with respect to purchases made by us of shares of our common stock during the three month period ended December 31, 2008:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Value Paid by Company
October 1, 2008 through October 31, 2008	511	$1.80	$919.80
November 1, 2008 through November 30, 2008	—	—	—
December 1, 2008 through December 31, 2008	292	1.00	292.00

(1)	All shares were originally purchased from us by employees and consultants pursuant to exercises of unvested stock options. During the months listed above, we routinely repurchased the shares from our employees and consultants upon their termination of employment pursuant to our right to repurchase unvested shares at the original exercise price under the terms of our Stock Plans and the related stock option agreements.

Stock Performance Graph

The following stock performance graph and related information shall not be deemed “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act or Exchange Act, except to the extent that we specifically incorporate it by reference into such filing.

The following stock performance graph compares total stockholder returns for DivX, Inc. from the date of our initial public offering through December 31, 2008 against the Russell 2000 Index and a peer group comprising DTS, Inc., Dolby Laboratories, Inc., RealNetworks, Inc., Adobe Systems Incorporated, and Google Inc., assuming a $100 investment made on September 22, 2006. Each of the two comparative measures of cumulative total return assumes reinvestment of dividends. The stock performance shown on the graph below is not necessarily indicative of future price performance.

*	$100 invested on 9/22/06 in stock or index-including reinvestment of dividends.

Year ending December 31, 2008.

Sale of Unregistered Securities

In June 2008 and October 2008, in connection with the execution of format approval agreements with Sony Pictures Television and Warner Brothers Home Entertainment, we issued warrants to purchase 50,000 and 320,000 shares, respectively, of our common stock in total at exercise prices of $9.45 and $6.85 per share, respectively, that were not registered under the Securities Act of 1933, as amended. These warrants were issued in reliance upon the exemption from registration provided in Section 4(2) of the Securities Act of 1933, as amended, and/or Regulation D promulgated thereunder in connection with the status of the recipients of such warrants as accredited investors.

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

	Year
	2008	2007	2006	2005	2004
	(in thousands, except per share amounts)
Income Statement Data:
Net revenues	$93,905	$84,862	$59,325	$33,047	$16,351
Gross profit	89,309	80,383	55,337	29,391	12,849
Income (loss) from operations	12,646	357	14,013	3,134	(3,925)
Income (loss) before income taxes	16,612	8,234	17,002	3,357	(3,970)
Net (loss) income	10,008	9,208	16,440	2,295	(4,343)
Net (loss) income per share(1):
Basic	$0.30	$0.27	$0.70	$—	$(0.82)
Diluted	$0.30	$0.26	$0.61	$—	$(0.82)
Balance Sheet Data:
Cash, cash equivalents and investments	$135,307	$141,035	$148,641	$25,035	$6,934
Working capital	115,762	138,410	147,019	22,348	2,147
Total assets	193,401	200,888	164,386	33,164	13,680
Long-term debt, inclusive of current portion	—	153	502	1,265	1,992
Stockholders’ equity	174,100	175,440	150,911	6,185	2,886

(1)	See Note 1 of Notes to Consolidated Financial Statements for an explanation of shares used in computing net income per share.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussions and analysis of our financial condition and results of our operations in conjunction with our consolidated financial statements and the notes to those statements included elsewhere in this Annual Report. This discussion contains forward-looking statements reflecting our current expectations that involve risks and uncertainties. Our actual results and the timing of events may differ materially from those contained in these forward-looking statements due to a number of factors, including those discussed in Item 1A—“Risk Factors,” and elsewhere in this Annual Report.

Overview

We create products and services designed to improve the experience of media. Our long-term goal is to allow creators to have the ability to capture their content in the DivX format using any device or software of their choosing and to allow consumers of such content to playback and interact with it on any device or platform.

The first step towards our goal was to build and release a high-quality video compression-decompression software library, or codec, to enable distribution of content across the Internet and through recordable media. As a result, we created the DivX codec, which has been actively sought out and downloaded by consumers hundreds of millions of times. These downloads include those for which we receive revenue as well as free downloads, such as limited-time trial versions, and downloads provided as upgrades to existing end users of our products. After the significant grass-roots adoption of our codec, the next step towards our goal was to license similar technology to consumer hardware device manufacturers and certify their products to ensure the interoperable support of DivX-encoded content. In January 2009, we took another step forward by releasing to consumers and licensing to hardware device manufacturers a version of our technology built around a new codec, the DivX Plus codec. DivX Plus technology offers enhancements over prior versions of our codecs for certain implementations, including for high definition and mobile content. DivX Certified hardware devices have been shipped worldwide by our customers who include major consumer video hardware original equipment manufacturers. We are entitled to receive a royalty and/or license fee for DivX Certified devices that our customers ship. In addition to technology licensing to consumer hardware device manufacturers, we currently generate revenue from software licensing and related support, advertising and content distribution.

Complementing our organic growth, in November 2007, we acquired MainConcept GmbH, or MainConcept, a leading provider of H.264 and a wide range of other high-quality video codecs and technologies for the broadcast, film, consumer electronics and computer software markets. MainConcept solutions are optimized for various platforms including PCs, set-top boxes, portable media players and mobile phones. Through integration, we expect to realize additional opportunities both in our core markets and in related emerging markets that will continue to help advance our long-term goals.

Our next steps, which we have begun working toward, are to bring together the millions of DivX consumers with content creators both large and small to build communities around media, including through the development and licensing of media distribution platforms and services for the Internet and consumer electronics devices.

Sources of revenues

We have four revenue streams. Three of these revenue streams are derived from our technologies, including technology licensing to manufacturers of consumer hardware devices, licensing to independent software vendors and consumers, and providing services related to content distribution over the Internet. Additionally, we derive revenues from advertising and distributing third-party products on our website.

Our technology licensing revenues from consumer hardware device manufacturers comprise the majority of our total revenues and are derived primarily from royalties and/or license fees received from original equipment manufacturers, although related revenues are derived from other members of the consumer hardware device supply chain. We license our technologies to original equipment manufacturers, allowing them to build support of DivX technologies into their consumer hardware devices. In the majority of cases, original equipment manufacturers pay us a per unit fee for each DivX Certified device they sell. Our license agreements with original equipment manufacturers typically range from one to two years, and may include the payment of initial fees, volume-based royalties and minimum guaranteed volume levels. To ensure high-quality support of the DivX media format in finished consumer products, we also license our technologies to companies who create the major components in consumer hardware devices. These companies include integrated circuit manufacturers who supply integrated circuits, and original design manufacturers who create reference designs, for DVD players, digital televisions, mobile phones, and the other consumer hardware devices distributed by our licensee original equipment manufacturers. Because royalties are generated by the shipment volumes of our consumer hardware device customers, and because sales by consumer hardware device manufacturers are highly seasonal, we expect revenues relating to consumer hardware devices to be highly seasonal, with our second quarter revenues in any given calendar year being generally lower than any other quarter in that calendar year.

We license our technologies to independent software vendors that incorporate our technologies into software applications for computers and other consumer hardware devices. An independent software vendor typically pays us an initial license fee, in addition to per-unit royalties based on the number of products sold that include our technology. We also license our technologies directly to consumers through several software bundles. We make certain software bundles available free of charge from our website. These bundles incorporate a version of our codec technology and allow consumers to play and create content in the DivX format. We also make available from our website an enhanced version of our free software bundles, including additional features that increase the quality and control of DivX media playback and creation. These enhanced versions are available free of charge for a limited trial period, which is generally 15 days. At the end of the trial period, our users are invited to purchase a license to one or more components of the enhanced bundle by making a one time payment to us. If they choose not to do so, they still enjoy playback and creation functionality equivalent to our free software bundle. We believe that downloads of this software benefit our business both directly and indirectly. Our business benefits directly from increased revenues when the user downloads a for-pay version. Our business benefits indirectly when free or trial versions are downloaded, as we believe such downloads increase our installed base and therefore the demand for consumer hardware devices that contain our technologies.

We derive revenue from advertisements or third party software applications that we embed in or include with the software bundles we offer to consumers. For example, from November 2007 through November 2008 we included and distributed the Yahoo! Toolbar software product with our software products. Yahoo! paid us fees based on the number of downloads or activations of the included software by consumers. In November 2008, Yahoo! notified us that they intended to breach the two-year advertising services agreement and would discontinue making payments required under the agreement. As a result, we have filed a lawsuit in California Superior Court seeking damages from Yahoo! and specific performance under the agreement. Revenue earned under this agreement accounted for approximately 19% of our total net revenues in 2008, During 2006 and through November 2007, we had agreed with Google to include and distribute the Mozilla Firefox Browser and certain Google software products with our software products. Google paid us fees based on the number of downloads or activations of the included software by consumers. This agreement expired on November 30, 2007. Payments earned under the Google agreement accounted for approximately 17% and 18% of our total net revenues in the years 2007 and 2006, respectively. In addition, in March 2009, we signed a multi-year agreement with Google Inc. to offer Google products to consumers who download DivX video software tools. The offering, starting with the Google Chrome Browser, is expected to launch in the first or second quarter of 2009 and replaces third party software previously distributed by DivX.

We derive revenue by acting as an application service provider for third party owners of digital video content. We provide encoding, content storage and distribution services to these third parties in exchange for a percentage of the revenue they receive from sales of digital content to consumers. We also derive revenues by encoding third-party content into the DivX format to allow such content to be delivered more efficiently via the Internet. Revenues for content distribution and other services have declined slightly for each of the last three years. We record revenue related to content distribution arrangements with consumer hardware OEMs who pay us a fee for each copy of DivX-encoded content that is encoded on physical media and bundled with their consumer hardware products. If our content licensing arrangements with consumer hardware OEMs or our online video community services are successful, our content distribution revenues may increase in future periods.

A small number of customers account for a significant percentage of our revenues. In 2008, Yahoo! and LG accounted for 19% and 11%, respectively, of our total net revenues. In 2007, Google and LG accounted for 19% and 10%, respectively, of our total net revenues. In 2006, Google and LG accounted for 20% and 10%, respectively, of our total net revenues.

We are a global company with a broad, geographically diverse market presence. We have offices in eight foreign countries as well as sales staff in several others, and our hardware and software products are distributed in over 150 countries and territories. We have historically generated a substantial amount of our revenues from international sales, which have grown to represent an increasingly large percentage of our overall revenues. For the years ended December 31, 2008, 2007 and 2006, our revenues outside North America comprised 74%, 77% and 76%, respectively, of our total net revenues. A large portion of our total revenues come from licensing our technologies to consumer hardware device manufacturers, most of whom are located outside of North America.

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

Selling, general and administrative

The majority of selling, general and administrative expenses consists of employee compensation costs. Selling, general and administrative expense also includes marketing expenses, business travel costs, trade show costs, outside consulting fees and allocable overhead. Our headcount for selling, general, and administrative related personnel, including employees and outside contractors decreased by 47 from 205 as of December 31, 2007 to 158 as of December 31, 2008, in part as a result of our shutdown of our online video community service, Stage6 during the first quarter of 2008. If the need arises, we may hire additional employees or outside contractors for our selling, general and administrative staff as needed and may increase our selling, general and administrative budget to meet future needs.

Product development

The majority of product development expenses consist of employee compensation for personnel responsible for the development of new technologies and products. Our headcount for product development related personnel, including employees and outside contractors decreased by 30 from 184 as of December 31, 2007 to 154 as of December 31, 2008, in part as a result of our shutdown of our online video community service, Stage6 during the first quarter of 2008. Product development expense also includes bandwidth expenses, depreciation of computer and related equipment, software license fees and allocable overhead. We expect our product development expenses to remain relatively consistent with 2008. While we may hire additional employees to meet our business needs, if permanent employees are not available for hire, we may use outside contractors to fulfill our labor needs when and as required to accomplish our operating goals.

Impairment of acquired intangibles

During 2008, we recorded an impairment charge of $1.3 million related to the patented technology license intangible asset acquired in connection with our acquisition of Veatros, L.L.C., a limited liability company, in July 2007, and an impairment charge of approximately $600,000 related to the MainConcept tradename, which was acquired in connection with our acquisition of MainConcept in November 2007. As more fully discussed in Note 11 in the accompanying notes to the consolidated financial statements, management performed an impairment analysis of the patented technology intangible asset in accordance with Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, and of the MainConcept tradename in accordance with Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, and recorded impairment charges of $1.3 million and $600,000 respectively as management concluded that the assets were not fully recoverable.

Asset Impairment and Restructuring

On February 29, 2008, we shut down Stage6, our online video community service. We evaluated the long-lived assets associated with Stage6 for impairment and concluded that the carrying amount of certain computers and computer equipment, prepaid assets and an intangible asset were not recoverable and an impairment loss equal to the assets’ remaining carrying values of approximately $350,000 was recorded. In addition, we identified several contractual obligations associated with Stage6 that were determined to have no future economic value. As a result, we recorded a loss of $477,000 on those contractual obligations during 2008.

Opportunities, challenges and risks

Our technology licensing revenues from consumer hardware device manufacturers have been primarily dependent upon our licensees’ sales of DVD players that incorporate our technologies. Revenue from technology licensing to consumer hardware device manufacturers increased by 41% from 2006 to 2007, and by 3% from 2007 to 2008. We do not expect our revenue growth rates attributable to DVD player sales to remain as high as they have been in recent years as the markets for DVD players mature. Because our technologies are embedded in DVD players, our licensing revenue is subject to fluctuations based on consumer demand for these products. We actively promote the incorporation of our video compression technologies for use in other consumer products such as digital televisions, mobile phone, portable media players and DVD recorders, but there is no assurance we will receive material royalties on sales of these products in the future. If sales of DVD players that incorporate our technologies do not continue to grow, or if our technologies are displaced from these devices by competing technologies, our revenue would be adversely affected.

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

One or a small number of our licensees generally represents a significant percentage of our technology licensing revenues. For example, in the years 2008 and 2007, LG accounted for approximately 11% and 10%, respectively, of our total net revenues. A reduction in these sales or a loss of one or more of our key licensees would adversely affect our licensing revenues.

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

During 2007 and 2006, a significant portion of our revenues was generated from our agreement with Google. In November of 2007, our agreement with Google expired. Revenues under the Google software distribution and promotion agreement represented approximately 19% and 20% of our total net revenues in the years 2007 and 2006, respectively. In September 2007, we entered into a two year global agreement with Yahoo! to offer consumers who download DivX video software tools a co-branded version of the Yahoo! Toolbar and Internet Explorer 7 optimized for Yahoo!. Through mid-November 2008, Yahoo! paid us fees based on the number of certain distributions or installations of the Yahoo! software by consumers under an agreement that expires on December 31, 2009. In November 2008, Yahoo! notified us that they intended to breach this two-year advertising services agreement and would discontinue making payments required under the agreement. As a result, we have filed a lawsuit in California Superior Court seeking damages from Yahoo! and specific performance under the agreement. Revenues earned under the Yahoo! agreement accounted for 19% of our total net revenue in the year of 2008. In March 2009, we signed a multi-year agreement with Google Inc. to offer Google products to consumers who download DivX video software tools. The offering, starting with the Google Chrome Browser, is expected to launch in the first or second quarter of 2009 and replaces third party software previously distributed by DivX. However, this deal may not generate the same amount of revenue as we received pursuant to our prior agreement with Yahoo!.

Acquisitions

In May 2007, we made an equity investment in deviantART, Inc., or deviantART, a private corporation that aggregates and distributes art via its web community and facilitates an open forum where artists can exhibit their artwork and build community around that art in an effort to drive commerce. Our investment consisted of $3.5 million cash for which we received certain shares of deviantART’s Series A Preferred Stock. As further consideration for our investment, we entered into an advertising and marketing agreement with deviantART. We have allocated approximately $650,000 of the investment to the advertising and marketing agreement, based on its estimated fair value, and the remaining $2.9 million is being carried as an investment. The value allocated to the advertising and marketing agreement is being amortized ratably over the period in which the services are being rendered: October 2007 through March 2009. As our ownership is less than 20% of deviantART and we have no influence over its performance, the investment has been accounted for using the cost basis, and is periodically reviewed for impairment. No such impairment has occurred to date. The investment and the long-term portion of the advertising and marketing agreement are included in other assets on the consolidated balance sheet. The current portion of the advertising and marketing agreement is included in prepaid expenses on the consolidated balance sheets.

In July 2007, we acquired all of the assets of Veatros, L.L.C., or Veatros, a limited liability company engaged in real-time digital video processing for the purposes of producing enhanced video search and discovery services. At the time of acquisition, the operations of Veatros had been wound down and no development projects were in-process. The acquisition was accounted for as an acquisition of assets in accordance with Emerging Issues Task Force Issue No. 98-3, Determining Whether a Nonmonetary Transaction Involves Receipt of Productive Assets or of a Business. The total purchase price for the acquisition is up to $4.3 million comprised of an initial upfront cash payment of $2.0 million, which we made in July 2007, and subsequent cash payments up to $2.3 million upon the achievement of certain technology related milestones. We did not acquire any tangible assets or assume any liabilities as a result of the acquisition. We allocated cash payments of $4.3 million to the one identifiable intangible asset, a patented technology license. The asset is being amortized over the remaining life of the patented technology license, or approximately 8 years. In July 2007, subsequent to the asset purchase, our Board of Directors approved a plan to separate our Stage6 operations into a separate private entity, and during the three months ended March 31, 2008, Stage6 was shut down. As a significant portion of the benefit from the acquired patented technology license was originally ascribed to Stage6 future activities, we evaluated the intangible asset for impairment in accordance with Statement of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets based on the projected benefits solely attributable to our core consumer electronics business. Based on our revised forecasts excluding the Stage6 future activities and discounting the cash flows attributable to our core consumer electronics business, we concluded that the carrying amount of the asset was not fully recoverable and an impairment charge of approximately $3.0 million was recorded in 2007 in the consolidated statements of income for the initial up front cash payment and for the technology milestone. During 2008, technology milestones equal to $1.3 million in the aggregate were achieved. As these technology milestones were attributable to Stage6, the milestones were not considered to be recoverable and as a result, we recorded an impairment charge of $1.3 million in the consolidated statements of income during 2008. All milestones had been achieved and the remaining milestone payment of $250,000 was paid during 2008. As of December 31, 2008, the Company has no remaining liability related to the acquisition of Veatros.

In November 2007, we acquired all outstanding shares of MainConcept’s capital stock for approximately $22.6 million. The total purchase price, including acquisition costs of $200,000, was $16.4 million in cash, 88,940 shares of our common stock, which were valued at approximately $1.6 million as of the date of the transaction, and outstanding loans extended to MainConcept by one of its shareholders that we also purchased for an aggregate of approximately $4.4 million. In addition, the purchase agreement provides for additional payments of up to approximately $5.6 million upon the achievement by MainConcept of certain product development goals and certain financial milestones. During 2008, $2.5 million in milestones were recorded as additional purchase price and allocated to goodwill, which is deductible for U.S. tax purposes. The acquired goodwill will not be amortized for financial reporting purposes, but will be assessed periodically for impairment.

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

Technology licensing to original design manufacturers. We license our technology to original design manufacturer customers and partners who manufacture devices such as DVD players, digital televisions, mobile phones, and other consumer hardware devices. Recognition of the related licensing fees is deferred in total until we certify the original design manufacturer’s product in accordance with our certification guidelines, after which we have no further performance obligation.

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

Technology licensing for software to consumers. We license our technologies to consumers via our website for a fixed fee per download. The license includes upgrades and support until such time as a new pay version becomes available, which is generally referred to as a “left-of-decimal” upgrade. Payment is made online with a credit card via a third-party payment service provider, who in turn remits aggregate payments to us on a monthly basis. We recognize these revenues ratably over the period ending at the next expected left-of-decimal upgrade, which is typically 24 months from the time of the last upgrade, as vendor-specific objective evidence typically does not exist for the upgrades and support under such licensing agreements.

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

Content distribution services. We make available our online video delivery system to content customers in return for a revenue share of the download-for-rental revenue generated by the content provider customer using our delivery system. The content partner delivers a video-on-demand movie through its website using our Open Video System. The end customer purchasing such content must pay by credit card before being allowed to download the movie. We earn a certain percentage of each sale based on a pre-negotiated revenue share with the content-provider customer. Revenue is recognized monthly based on sales reports, net of any returns or charge backs as reconciled by us and the content-provider customer.

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

Accounting for income taxes

In preparing our financial statements we are required to make estimates and judgments that affect our accounting for income taxes. This process includes estimating current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax- and financial-accounting purposes. These differences, including differences in the timing of recognition of share-based compensation expense, result in deferred tax assets and liabilities. We also assess the likelihood that our deferred tax assets will be recovered from future taxable income and, to the extent we believe recovery is not more-likely-than-not, we have established a valuation allowance. Significant judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and any valuation allowance against our net deferred tax assets. Our financial position and results of operations may be materially impacted if actual results significantly differ from these estimates or the estimates are adjusted in future periods.

The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations. In accordance with the Financial Accounting Standards Board, or FASB, issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of SFAS No. 109 (FIN 48), and related guidance, we recognize liabilities for uncertain tax positions based on a two-step process. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. If we determine that a tax position will more likely than not be sustained on audit, then the second step requires us to estimate and measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement. It is inherently difficult and subjective to estimate such amounts, as we have to determine the probability of various possible outcomes. We reevaluate these uncertain tax positions on a quarterly basis. This evaluation is based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, effective settlement of audit issues, and new audit activity. Such a change in recognition or measurement would result in the recognition of a tax benefit or an additional charge to the tax provision.

Fair Value Measurements

Effective January 1, 2008, we adopted SFAS, No. 157, Fair Value Measurements. In February 2008, the FASB, issued a staff position that delays the effective date of SFAS No. 157 for all nonfinancial assets and liabilities except for those recognized or disclosed at least annually. Therefore, we have adopted the provisions of SFAS No. 157 with respect to its financial assets and liabilities only. In October 2008, the FASB issued FASB Staff Position No. 157-3, or FSP 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active. FSP 157-3 clarifies the application of SFAS No. 157 in a market that is not active and addresses application issues such as the use of internal assumptions when relevant observable data does not exist, the use of observable market information when the market is not active and the use of market quotes when assessing the relevance of observable and unobservable data. FSP 157-3 is effective for all periods presented in accordance with SFAS No. 157. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. Fair value is defined under SFAS No. 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measure date. Valuation techniques used to measure fair value under SFAS No. 157 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:

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

All of the securities classified as Level 3 instruments are municipal bonds with an auction reset feature, or ARS, whose underlying assets are student loans which are substantially backed by the federal government. As of December 31, 2008, we held $18.9 million par value ARS, all of which experienced failed auctions during the year. The underlying assets of the securities consisted of student loans and municipal bonds, of which $17.3 million were guaranteed by the U.S. government and the remaining $1.6 million were privately insured. All of these ARS had credit ratings of AAA, the highest rating, except for one which is A3, by a rating agency, and contractual maturity dates ranging from 2030 to 2047 and were classified as long-term investments as of December 31, 2008.

The significant inputs and assumptions we used in the discounted cash flow model to determine the fair value of its ARS, as of December 31, 2008, were as follows:

•	The discount rate was determined based on the average three-month LIBOR (1.44%) during the fourth quarter of 2008, adjusted by 270 basis points (bps) to reflect the current market conditions for instruments with similar credit quality at the date of valuation. In addition, the discount rate was adjusted for a liquidity discount of 70 bps to reflect the market risk for these investments that has arisen due to the lack of an active market.

•

We assigned an additional credit risk discount of 50 bps to the discount rate for all ARS that are not fully backed by the federal government. The total carrying value as of December 31, 2008 of investments not fully backed by the federal government was approximately $1.6 million.

•

We applied the discount rate over the expected life of 8 years of the estimated cash flows of the ARS. The projected interest income is based on the future contractual rates set forth in the individual prospectus for each of the ARS.

In November 2008, we entered into an agreement with UBS AG, or UBS, which provides us certain rights to sell to UBS the ARS which were purchased through them. As of December 31, 2008, we held $14.4 million par value ARS purchased from UBS. We have the option to sell these securities to UBS at par value from June 30, 2010 through July 2, 2012. UBS, at its discretion, may purchase or sell these securities on our behalf at any time provided we receive par value for the securities sold. The issuers of the ARS continue to have the right to redeem the securities at their discretion. The agreement allows for the continuation of the accrual and payment of interest due on the securities. The agreement also provides us with access to loans of up to 75% of the par value of the unredeemed securities until June 30, 2010. These loans would carry interest rates which would be consistent with the interest income on the related auction-rate securities. As of December 31, 2008, we have no loans outstanding under this agreement.

Our right to sell the ARS to UBS commencing June 30, 2010 represents a put option for a payment equal to the par value of the ARS. As the put option is non-transferable and cannot be attached to the ARS if they are sold to another entity other than UBS, it represents a freestanding instrument. We elected the fair value option under FASB Statement No. 159, The Fair Value Option for Financial Assets and Liabilities, and recorded the put option in long-term investments in the consolidated balance sheets. During 2008, we recorded a gain of $2.3 million representing (i) the initial fair value of the put option, and (ii) the changes in the fair value of the put option from November, the election date, to the end of the year. We recorded a loss of $2.5 million representing (i) the transfer of the UBS ARS from available-for-sale to trading securities and, accordingly, recognizing the unrealized losses previously recorded in accumulated other comprehensive (loss) income in earnings at the election date, and (ii) the subsequent changes in fair value from the election date to the end of the year. The transfer from available-for-sale to trading securities was a one-time election as allowed under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. Both the gain from recording the put option at fair value and the loss due to the transfer from available-for-sale to trading securities, as well as subsequent fair value adjustments, were recorded in other income (expense), net in the consolidated statements of income. We believe that subsequent changes in the value of the put option will largely offset the subsequent fair value movements of the ARS, subject to the continued expected performance by the financial institution of its obligations under the agreement.

Our significant inputs and assumptions used in the discounted cash flow model to determine the fair value of the put option, as of December 31, 2008, are as follows:

•	The discount rate was determined based on the 18 month LIBOR (1.74%), adjusted by 183 basis points (bps) to reflect the credit and performance risk associated with the UBS put option.

•

We applied the discount rate over the expected life of 18 months of the estimated cash flows of the put option. The projected interest income is based on the future contractual rates set forth in the individual prospectus for each of the ARS that is included in the put option.

The remaining $4.5 million par value ARS is held by another investment advisor, who has not made an offer similar to UBS and we continue to classify those ARS as available-for-sale securities. Accordingly, the change in associated market value has been recorded against accumulated other comprehensive (loss) income as of

December 31, 2008. If the market conditions deteriorate further, we may be required to record additional unrealized losses in accumulated other comprehensive (loss) income or record an other than temporary impairment charge in the consolidated statements of income. We may not be able to liquidate these investments unless the issuer calls the security, a successful auction occurs, a buyer is found outside of the auction process, or the security matures.

Share-based compensation

We account for share-based employee compensation plans under the fair value recognition and measurement provisions of SFAS No. 123(revised), Share-Based Payment, or SFAS No. 123R. SFAS No. 123R requires the recognition of compensation expense, using a fair-value based method, for costs related to all share-based payments including stock options. Pursuant to SFAS No. 123R, share-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as expense over the requisite service period. We use the Black-Scholes option pricing model to estimate the fair value of options granted under employee share-based compensation plans. The Black-Scholes model meets the requirements of SFAS 123R but the fair values generated by the model may not be indicative of the actual fair values of our equity awards as it does not consider certain factors important to those awards to employees, such as continued employment and periodic vesting requirements as well as limited transferability. The Black-Scholes option pricing model requires us to estimate a variety of factors, including the expected term of the option, the volatility of our common stock, the applicable risk-free rate, dividend yield and the forfeiture rate. The expected term used represents the weighted-average period that the stock options are expected to be outstanding. We use the historical volatility of our common stock as well as the historical volatility of a comparable peer group to derive the expected volatility of our common stock. The peer group historical volatility is used due to the limited trading history of our common stock. We use a risk-free interest rate that is based on the implied yield available on U.S. Treasury issued with an equivalent remaining term at the time of grant. We have not paid dividends in the past and currently do not plan to pay any dividends in the foreseeable future and as such, dividend yield is assumed to be zero for the purposes of valuing the stock options granted. The fair value of our restricted stock units is based on the closing market price of our common stock on the date of grant. We evaluate the assumptions used to value stock awards on a quarterly basis. If factors change and we employ different assumptions, share-based compensation expense may differ significantly from what we have recorded in the past. When there are any modifications or cancellations of the underlying unvested securities, we may be required to accelerate, increase or cancel any remaining unearned share-based compensation expense. To the extent that we grant additional equity securities to employees, our share-based compensation expense will be increased by the additional unearned compensation resulting from those additional grants. SFAS No. 123R also requires the cash flows resulting from the tax benefits due to tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows.

For non-employees, we account for share-based compensation in accordance with EITF Issue No. 96-18, Accounting Recognition for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods for Services. Equity instruments awarded to non-employees are periodically remeasured as the underlying awards vest unless the instruments are fully vested, immediately exercisable and nonforfeitable on date of grant.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. Intangible assets resulting from the acquisitions of entities accounted for using the purchase method of accounting are recorded at the estimated fair value of the assets acquired. Identifiable intangible assets are comprised of purchased customer relationships, trademarks and trade names, developed technologies and other intangible assets. Identifiable intangible assets are amortized using the straight-line method over estimated useful lives ranging from two to eight years. In accordance with Statement of Financial Accounting Standards, or SFAS No. 142, Goodwill and Other Intangible Assets, or SFAS No. 142,

goodwill and other intangible assets with indefinite lives are not amortized but tested annually for impairment or more frequently if we believe indicators of impairment exist. If we determine that the life of an intangible asset is no longer indefinite, that asset will be tested for impairment in the same manner as other indefinite-lived intangible assets. The intangible asset, after recognition of any impairment, would then be amortized over its estimated useful life and accounted for prospectively in the same manner as other intangible assets with finite lives.

The performance of the impairment test of goodwill involves a two-step process. The first step involves comparing the fair values of the applicable reporting units with their aggregate carrying values, including goodwill. If the carrying value of a reporting unit exceeds the reporting unit’s fair value, we perform the second step of the test to determine the amount of impairment loss. The second step involves measuring the impairment by comparing the implied fair values of the affected reporting unit’s goodwill and intangible assets with the respective carrying values. The performance of the impairment test of intangible assets with indefinite lives involves assessing the fair value of such intangible assets as of the assessment date, and compare the fair value with the carrying value of these assets. If the carrying value exceeds the fair value of these assets, an impairment loss is recognized for the difference between the carrying value and fair value. We performed annual impairment assessment of the carrying value of goodwill as required under SFAS No. 142 as of October 1, 2008. At October 1, 2008, we had one reporting unit as determined and identified in accordance with SFAS No. 142. We compared the carrying value of the reporting unit to its estimated fair value in accordance with SFAS No. 142.

We estimated the fair value of our reporting unit using both the income approach valuation methodology that includes the discounted cash flow method, and the market approach which utilizes market multiples and other Company specific data to estimate the fair value. The discounted cash flows for the reporting unit were based on discrete financial forecasts developed by management for planning purposes. Cash flows beyond the discrete forecasts were estimated using a terminal value calculation, which incorporated historical and forecasted financial trends for the identified reporting unit and considered long-term earnings growth rates. Future cash flows were discounted to present value by incorporating the present value techniques discussed in FASB Concepts Statement 7, Using Cash Flow Information and Present Value in Accounting Measurements, or Concepts Statement 7. Specifically, the income approach valuations included reporting unit cash flow discount rates ranging from 12% to 14%, and terminal value growth rates ranging from 2% to 4%. Publicly available information regarding our market capitalization was also considered in assessing the reasonableness of the cumulative fair value of our reporting unit estimated using the discounted cash flow methodology.

To validate the reasonableness of the reporting unit fair value, we reconciled the aggregated fair value of the reporting unit determined in step one of the goodwill impairment test to the market capitalization of our stock to derive the implied control premium. In performing this reconciliation, we used an average stock price over a range of dates around the valuation date, generally 30 days. We assess the implied control premium to determine if the fair value of the reporting unit estimated in step one of the goodwill impairment test is reasonable.

Upon completion of the October 2008 annual impairment assessment, we determined no impairment was indicated as the estimated fair value of the reporting unit exceeded its carrying value. Changes in estimates and assumptions we make in conducting our goodwill assessment could affect the estimated fair value of our reporting unit and could result in a goodwill impairment charge in a future period. However, a 10% decrease in the estimated fair value of our reporting unit at October 1, 2008 would not have resulted in a goodwill impairment charge.

Purchased Intangible Assets

In connection with our acquisition of MainConcept in November 2007, we identified the MainConcept tradename as an intangible asset with an indefinite life, and valued the tradename at $1.8 million. Due to the change in the foreign exchange rates, at December 31, 2008, the tradename had a carrying value of $1.7 million. We also performed an annual impairment assessment of the carrying value of the MainConcept tradename as required under SFAS No. 142 as of October 1, 2008. In accordance with SFAS No. 142, we assessed the fair value of the tradename and compared the fair value to its carrying value.

We estimated the fair value of the tradename using the income approach valuation methodology that includes the discounted cash flow method, based on discrete financial forecasts developed by management for planning purposes and incorporates a terminal value calculation for years beyond the internal forecasts. Future cash flows were also discounted to present value by incorporating the present value techniques discussed in Concepts Statement 7. Specifically, the income approach valuation used a cash flow discount rate of 17% and a terminal value growth rate of 4%.

Upon completion of our annual impairment assessment, we determined that the carrying value of the MainConcept tradename exceeded its fair value, and we recorded an impairment charge of approximately $600,000 in the consolidated statements of income of 2008. In addition, as of December 31, 2008, the Company determined that the life of the tradename was no longer indefinite and will amortize the tradename prospectively over its estimated useful life of 6 years.

Long-lived assets, including as intangible assets, are evaluated for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. We assesses the value of the assets based on the future cash flows the assets are expected to generate, and recognizes an impairment loss when the estimated undiscounted future cash flows that are expected to result from the use of the assets, plus net proceeds expected from disposition of the assets (if any), are less than the carrying value of the assets. When an impairment is identified, we reduce the carrying amount of the assets to estimated fair value based on a discounted cash flow approach or, when available and appropriate, comparable market values.

Results of Operations

The following table presents our results of operations as a percentage of total net revenues for the years indicated:

	Year ended December 31,
	2008	2007	2006
Net revenues:
Technology licensing	80%	78%	80%
Media and other distribution and services	20	22	20

Total net revenues	100	100	100

Total cost of revenues	5	5	7

Gross margin	95	95	93

Operating expenses:
Selling, general and administrative(1)	58	69	44
Product development(1)	21	22	26
Impairment of acquired intangibles	2	3	—

Total operating expenses	81	94	70

Income from operations	14	1	23
Interest income (expense), net	5	9	5
Other income (expense), net	(1)	—	—

Income before income taxes	18	10	28
Income tax provision (benefit)	7	(1)	1

Net income	11%	11%	27%

(1) Includes share-based compensation as follows:
Selling, general and administrative	7%	12%	3%
Product development	2	2	1

The following table summarizes and analyzes the net revenues we earned on each of our revenue streams for the years ended December 31, 2008, 2007 and 2006, in absolute dollars (in thousands) and as a percentage of total net revenues:

	Year ended December 31,		2008-2007 Change		Year ended December 31, 2006	2007-2006 Change
	2008	2007	$	%		$	%
Net revenues:
Technology licensing
Consumer hardware devices	$61,761	$59,952	$1,809	3%	$42,470	$17,482	41%
% of total net revenues	66%	70%			72%
Software	13,311	6,393	6,918	108	4,854	1,539	32
% of total net revenues	14%	8%			8%

Total technology licensing	75,072	66,345	8,727	13	47,324	19,021	40

% of total net revenues	80%	78%			80%
Advertising and third-party product distribution	18,281	17,972	309	2	10,877	7,095	65
% of total net revenues	19%	21%			18%
Content distribution and related services	552	545	7	1	1,124	(579)	(52)
% of total net revenues	1%	1%			2%

Total net revenues	$93,905	$84,862	$9,043	11%	$59,325	$25,537	43%

Technology licensing—consumer hardware devices: The $1.8 million, or 3%, increase in revenues from technology licensing to consumer hardware device manufacturers from the year ended December 31, 2007 compared to the year ended December 31, 2008, resulted primarily from an increase in net royalty revenues associated with shipped-unit volumes of devices reported to us by our licensee partners. Included in revenues from technology licensing recognized during the year ended December 31, 2008, $2.4 million had been deferred from the prior year under minimum volume commitment arrangements. These arrangements included certain average pricing levels based on the customer achieving certain minimum volumes. Any remaining deferred revenue was recognized upon the lapse of each minimum volume commitment period.

The $17.5 million, or 41%, increase in revenues from technology licensing to consumer hardware device manufacturers from the year ended December 31, 2006 compared to the year ended December 31, 2007 resulted primarily from an increase in net royalty revenues associated with shipped-unit volumes of devices reported to us by our licensee partners. In addition, $3.0 million in technology licensing revenues were recognized during the year ended December 31, 2007 that had been deferred under minimum volume commitment arrangements.

Technology licensing—software: The $6.9 million, or 108%, increase in revenues from technology licensing to software vendors from the year ended December 31, 2007 compared to the year ended December 31, 2008 resulted primarily from our acquisition of MainConcept in November 2007. Total software technology licensing revenue generated by MainConcept amounted to $6.2 million during the year of 2008. The remaining balance of the increase of $700,000 is primarily due to an increase of $1.0 million in revenues from additional software products sold directly to consumers in 2008 compared to 2007, and an increase of $1.0 million due to revenue recognized upon early termination of the support period over which revenue is being recognized on a prior version of our website software as a result of our launch of a new version of our website software in January 2009, offset by a decrease of $1.3 million in other software licensing revenues, primarily due to the expiration of our a two-year codec licensing agreement with Google in November 2007.

The $1.5 million, or 32%, increase in software licensing revenues from the year ended December 31, 2006 to the year ended December 31, 2007 resulted primarily from an increase of approximately $1.2 million of royalty revenue received from Google in 2007 as compared to 2006 for use of our technology. The balance of the increase is due to an increase in revenues from software products sold directly to consumers.

Advertising and third-party product distribution: The $309,000, or 2%, increase in advertising and third-party product distribution revenue from the year ended December 31, 2007 to the year ended December 31, 2008 resulted primarily from an increase in revenues associated with our software redistribution license agreement with Yahoo! compared to our agreement with Google in 2007. In November 2007, we switched from distribution of the Google software, to instead including and distributing a co-branded Yahoo! toolbar and Internet Explorer browser with our software products under agreement with Yahoo!. Pursuant to the agreement, Yahoo! paid us fees based on the number of certain distributions or installations of the Yahoo! software by consumers. In November 2008, Yahoo! notified us that they intended to breach this two-year advertising services agreement and would discontinue making payments required under the agreement. As a result, we have filed a lawsuit in California Superior Court seeking damages from Yahoo! and specific performance under the agreement.

The $7.1 million, or 65%, increase in advertising and third-party product distribution revenue from the year ended December 31, 2006 to the year ended December 31, 2007 resulted primarily from an increase in revenues associated with our distribution of Google’s software under our software distribution and promotion agreement with Google. This agreement was amended in December 2006 in order to increase the monthly commitments and fees, which resulted in additional revenue in 2007 compared to 2006.

Content distribution and related services: Content distribution and related services revenues remained relatively consistent from $545,000 in the year ended December 31, 2007 to $552,000 in the year ended December 31, 2008. Content distribution and related services revenues results in sales by our Open Video System, or OVS, customers and in encoding revenues. Our OVS is a complete hosted service that allows content creators to deliver high-quality DivX video content over the Internet. We use our OVS to provide content and service providers with encoding services, content storage and distribution services, and use of our DivX media format and digital rights management technology. Using our OVS, a content service provider can launch its own web store and sell content online. We did not incur significant fluctuations in the business volume of our OVS customers during 2008.

The $579,000, or 52%, decrease in content distribution and related services revenues from the year ended December 31, 2006 to the year ended December 31, 2007, reflects a decrease of approximately $300,000 in revenues from the licensing of content to consumer hardware OEM’s and a decrease in sales by our OVS customers and in encoding revenues.

The following table shows the gross profit earned on each of our revenue streams for the years ended December 31, 2008, 2007 and 2006, in absolute dollars (in thousands) and as a percentage of related revenues:

	Year ended December 31,		2008-2007 Change		Year ended December 31, 2006	2007-2006 Change
	2008	2007	$	%		$	%
Gross profit:
Technology licensing	$71,190	$62,567	$8,623	14%	$44,329	$18,238	41%
Gross margin %	95%	94%			94%
Advertising and third-party distribution	18,070	17,799	271	2	10,752	7,047	66
Gross margin %	99%	99%			99%
Content distribution and related services	49	17	32	188	256	(239)	(93)
Gross margin %	9%	3%			23%

Total gross profit	$89,309	$80,383	$8,926	11%	$55,337	$25,046	45%

Gross margin %	95%	95%			93%

Technology licensing: The increase in overall gross profit, in terms of absolute dollars, across all periods presented was due primarily to increased royalties from technology licensing to consumer hardware device manufacturers without a corresponding increase in royalty expenses due to our licensors.

Advertising and third-party product distribution: Our cost of advertising and product distribution revenue has remained relatively fixed as a percentage of such revenue because the cost of bandwidth associated with product downloads is directly proportional to the volume of downloads.

Content distribution and related services: The increase in gross profit from our content distribution and related services from the year ended December 31, 2007 to the year ended December 31, 2008 was primarily due to certain costs related to the Stage6 service which were incurred during 2007, but no longer incurred after we shut down Stage6 on February 29, 2008. The decrease in gross profit, in terms of absolute dollars, from the year ended December 31, 2006 to the year ended December 31, 2007 was primarily due to decreased revenues over a relatively fixed cost base.

The following table summarizes and analyzes our operating expenses for the years ended December 31, 2008, 2007 and 2006, in absolute dollars (in thousands) and as a percentage of total net revenues:

	Year ended December 31,		2008-2007 Change		Year ended December 31, 2006	2007-2006 Change
	2008	2007	$	%		$	%
Operating expenses:
Selling, general and administrative	$54,597	$58,315	$(3,718)	(6)%	$25,971	$32,344	125%
% of total net revenues	58%	69%			44%
Product development	20,184	18,738	1,446	8	15,353	3,385	22
% of total net revenues	21%	22%			26%
Impairment of acquired intangibles	1,882	2,973	(1,091)	(37)	—	2,973	100
% of total net revenues	2%	3%			0%

Total operating expenses	$76,663	$80,026	$(3,363)	(4)%	$41,324	$38,702	94%

Selling, general and administrative: The $3.7 million, or 6%, decrease in selling, general and administrative expenses from the year ended December 31, 2007 to the year ended December 31, 2008 was principally due to a $5.6 million decrease in Internet connectivity related costs and patent royalty costs associated with our online video community service, Stage6, which was shut down on February 29, 2008, a $3.0 million decrease in share-based compensation expenses, and a $1.0 million decrease in other headcount costs due in part to lower commissions, recruiting expenses and employee benefits, offset by a $5.5 million increase in MainConcept related selling, general and administrative expenses, primarily due to inclusion of a full year of additional costs for 2008 as compared to inclusion of less than two months of expenses in 2007 as MainConcept was acquired in November 2007, and an approximately $400,000 increase in other expenses, including travel, rent, utility expenses.

The $32.3 million, or 125%, increase in selling, general and administrative expenses from the year ended December 31, 2006 to the year ended December 31, 2007 was principally due to a $17.4 million increase in costs resulting from increased average headcount, predominantly in the sales and marketing functions. Costs associated with these headcount increases were comprised of salaries and benefits, performance based compensation, share-based compensation, travel costs and recruiting fees. In addition, we experienced a $6.3 million increase in internet connectivity related costs primarily associated with Stage6, a $2.9 million increase in professional services, particularly legal and accounting services associated with being a publicly traded company and compliance with the Sarbanes-Oxley Act, an increase in depreciation expense of $1.4 million, an increase in facility overhead costs of approximately $1.2 million and a $1.3 million increase in marketing costs, particularly tradeshow, advertising and content and branding expenses, and approximately $900,000 of patent royalty expense.

Product development: The $1.4 million, or 8%, increase in product development expense from the year ended December 31, 2007 to the year ended December 31, 2008 was principally due to a $2.3 million increase in MainConcept related expenses, due to inclusion of a full year of expense resulting from our acquisition of MainConcept in November 2007, offset by $600,000 decrease in payroll and employee benefits resulting from decreased average headcount from 205 for 2007 to 163 for 2008, and a $300,000 decrease in outside services costs in 2008. MainConcept costs primarily include salary and headcount related expenses and outside services costs.

The $3.4 million, or 22%, increase in product development expense from the year ended December 31, 2006 to the year ended December 31, 2007 was principally due to a $2.0 million increase in payroll and benefit costs due to an increase in product development employee average headcount from 119 for 2006 to 128 for 2007, and a $1.2 million increase in share-based compensation expense primarily due to additional stock option grants.

Impairment of acquired intangibles: For the year ended December 31, 2008, we recorded an impairment charge of $1.3 million related to the patented technology license intangible asset acquired in connection with our acquisition of Veatros in July 2007, and an impairment charge of approximately $600,000 related to the MainConcept tradename, which was acquired in connection with our acquisition of MainConcept in November 2007. We performed an impairment analysis of the finite lived patented technology license in accordance with SFAS No. 144, and performed an impairment analysis of the indefinite lived tradename in accordance with SFAS No. 142, and concluded that the assets were not fully recoverable.

Interest income (expense), net: We recorded interest income (expense), net of $4.4 million for the year ended December 31, 2008 compared to $7.8 million for the year ended December 31, 2007. The decrease is primarily due to lower interest rates and lower average cash and equivalents, and investment balances during 2008. The lower average cash balances primarily resulted from cash used to acquire MainConcept in November 2007 and cash used to repurchase shares of our common stock in 2008, compared to the same period in the prior year.

We recorded interest income (expense), net of $7.9 million for the year ended December 31, 2007 compared to $3.0 million for the year ended December 31, 2006. This increase is reflective of higher average cash balances, which principally resulted from proceeds from the sale of shares of our common stock in our initial public offering in September 2006, as well as an increase in the average yields realized on our cash and equivalents, and investment balances.

Other income (expense), net: We recorded other expenses totaling approximately $479,000 for the year ended December 31, 2008 as compared to other income of $42,000 for the year ended December 31, 2007. The fluctuations in other income (expenses), net were primarily due to foreign exchange losses on our Euro-based intercompany receivable balance which resulted from our acquisition of MainConcept.

Income tax provision (benefit): We recorded an income tax provision of approximately $6.6 million for the year ended December 31, 2008. The effective tax rate for 2008 was approximately 40%, which differed from the U.S. federal statutory rate of 35% due primarily to state income taxes net of federal benefit and non-deductible share-based compensation, partially offset by research and development tax credit and a tax benefit of $320,000 related to the release of the valuation allowance on certain deferred tax assets recorded on its MainConcept subsidiary during 2008 that became more-likely-than-not recoverable. The elimination of our valuation allowance resulted in a benefit of $320,000 recognized as a non-cash increase in net income for the year ended December 31, 2008.

During the year ended December 31, 2007, we completed our research and development credit documentation process and we determined that it was more likely than not that approximately $1.7 million of the FIN 48 liability should be reversed and we recorded a reduction to our FIN 48 accrual of $1.7 million and a corresponding decrease in current income tax provision.

In accordance with SFAS No. 109, Accounting for Income Taxes, or SFAS No. 109, net deferred tax assets are reduced by a valuation allowance if, based on all the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. A valuation allowance of $320,000 and $1.1 million was provided on deferred tax assets at December 31, 2007 and 2006, respectively. The amount of deferred tax assets considered realizable was determined based on (i) taxable income in prior carry back years; (ii) future reversals of existing taxable temporary differences (i.e. offset gross deferred tax assets against gross deferred tax liabilities); (iii) tax planning strategies; and (iv) future taxable income, exclusive of reversing temporary differences and carryforwards.

We recorded an income tax benefit of approximately $1.0 million for the year ended December 31, 2007. The income tax benefit recorded during 2007 was primarily due to the removal of a reserve on our U.S. deferred tax assets related to our NOL carryforwards and certain research and development credits of approximately $1.8 million, a reduction in our FIN 48 liability of approximately $1.7 million related to the removal of our reserve for research and development credits established as a result of the implementation of FIN 48, and a reduction in the valuation allowance related to our foreign tax credits of approximately $1.1 million. During 2007, we recorded an income tax benefit of approximately $1.8 million as a result of the completion of our Section 382/383 limitation analysis and the completion of a research and development credit study related to our NOL carryforwards and certain research and development credits. In addition, based on the weight of available evidence, including cumulative profitability in recent years, we determined that it was more likely than not that a portion of our U.S. deferred tax assets would be realized and, as of December 31, 2007, eliminated $1.1 million of our valuation allowance associated with our U.S. deferred tax assets. The elimination of our valuation allowance resulted in a $1.1 million benefit recognized as a non-cash increase in earnings for the year ended December 31, 2007. After we completed our research and development credit documentation process, we determined that it was more likely than not that approximately $1.7 million of the FIN 48 liability should be reversed and we recorded a reduction to our FIN 48 accrual of $1.7 million and a corresponding decrease in current income tax provision. The effective tax rate for the year ended December 31, 2007 was approximately 46%, excluding the tax benefits described above. The difference between the federal and state statutory combined rate of 40% and our effective tax rate for 2007 is due to the impact of accounting for share-based compensation related to certain share-based awards, and MainConcept acquisition costs, which are treated as permanent differences. In addition, the Company recorded a valuation allowance against the deferred tax asset generated by MainConcept due to the uncertainty of the Company’s ability to utilize this asset.

Liquidity and capital resources

Our financial position included cash, cash equivalents and investments of $135.3 million and $141.0 million at December 31, 2008 and 2007, respectively. We believe our cash and cash equivalents, investments and potential cash flows from operations will be sufficient to satisfy our financial obligations through the next 12 months. In the future, we may acquire complementary businesses or technologies or license complementary technologies from third parties, and we may raise additional capital through future debt or equity financing to the extent we believe necessary to successfully complete these acquisitions or licenses. However, additional financing may not be available to us on favorable terms, if at all, at the time we make such determinations, which could have a material adverse affect on our ability to maintain or improve our liquidity and cash position in the future.

At December 31, 2008, our holdings of auction rate securities, or ARS aggregated approximately $18.0 million and were included in long-term investments in the accompanying consolidated balance sheets. Our ARS have interest rates that reset every 27 to 34 days. Prior to the year ended December 31, 2008, we classified all ARS as short-term investments. Due to the illiquidity in the current financial market, auctions began to fail for these securities in February 2008 and each auction since then has failed. All of these ARS had credit ratings of AAA, the highest rating, except for one which is A3, by a rating agency. These securities had contractual maturity dates ranging from 2030 to 2047. We are unable to predict if these funds will become available before their maturity dates. As such, the ARS have been classified as long-term investments as of December 31, 2008. In November 2008, we entered into an agreement with UBS, which provides us certain rights to sell to UBS the ARS which were purchased through them. As of December 31, 2008, we held $14.4 million par value ARS purchased from UBS. We have the option to sell these securities to UBS at par value from June 30, 2010 through July 2, 2012. UBS, at its discretion, may purchase or sell these securities on our behalf at any time provided we receive par value for the securities sold. The issuers of the ARS continue to have the right to redeem the securities at their discretion. The agreement allows for the continuation of the accrual and payment of interest due on the securities. The agreement also provides us with access to loans of up to 75% of the par value of the unredeemed securities until June 30, 2010. We have the ability to hold these ARS until maturity. Based on our ability to access our cash and other short-term investments, our expected operating cash flows and other sources of cash, we do not anticipate the lack of liquidity on these investments to affect our ability to operate our business as usual.

In conjunction with the acquisition of MainConcept, we assumed an overdraft facility and a bank loan for $37,000 and $47,000, respectively, as of December 31, 2007. The overdraft facility bore interest at a rate of approximately 12% per annum and was payable upon demand. The bank loan was payable over a period of two years ending in September 2009, and bore interest at a rate of 4.75% per annum. The overdraft facility and bank loan were paid in full during 2008 and as of December 31, 2008, no amounts remained outstanding.

The following table presents data regarding our liquidity and capital resources as of December 31, 2008 and 2007 (in thousands):

	December 31,
	2008	2007
Cash, cash equivalents and investments	$135,307	$141,035
Working capital	115,762	138,410
Total assets	193,401	200,888
Total debt	—	153

Share Repurchase Program

In March 2008, our Board of Directors approved a share repurchase program, authorizing us to repurchase up to $20.0 million worth of our common stock. We completed our share repurchase program by the end of the second quarter of 2008 with the purchases of approximately 2.8 million shares of our common stock for a total purchase price of approximately $20.0 million. Purchases under this program were made through a 10b5-1 program and open market purchases.

Cash Flows

The following table presents our cash flows from operating activities, investing activities and financing activities for the years 2008, 2007 and 2006 (in thousands):

	Years ended December 31,
	2008	2007	2006
Cash provided by operating activities	$23,472	$18,374	$16,775
Cash provided by (used in) investing activities	25,514	(92,738)	(64,206)
Cash provided by (used in) financing activities	(19,939)	2,586	108,706
Effect of exchange rate changes on cash	(137)	—	—

Total increase (decrease) in cash and cash equivalents	$28,910	$(71,778)	$61,275

Cash provided by operating activities: The $23.5 million of cash provided by operating activities for the year ended December 31, 2008 was primarily due to $10.0 million in net income and $13.4 million in net non-cash operating expenses, offset by approximately $100,000 used in changes in operating assets and liabilities.

Non-cash operating expenses reflected in net income include $9.0 million for share-based compensation, $5.2 million in depreciation and amortization, and $1.9 million for the impairment of acquired intangible assets, offset primarily by a $3.7 million increase in deferred tax assets. Changes in operating assets and liabilities were primarily attributable to a decrease in accounts receivable of $3.3 million, offset by increases in prepaid expenses and other assets of $2.3 million, a decrease in accounts payable of $1.3 million, a decrease in deferred revenue balances of $1.2 million, and a decrease in accrued liabilities of $2.9 million.

The $18.4 million of cash provided by operating activities for the year ended December 31, 2007 was primarily due to net income of $9.2 million, share-based compensation of $11.8 million, impairment of acquired intangibles of $3.0 million, depreciation and amortization of $2.4 million, and provision for uncollectible account receivables of $1.0 million, partially offset by the deferred tax benefit of $5.8 million, amortization of discount on short-term investments of $2.1 million, excess tax benefit from stock options exercised of $800,000, and negative changes in other working capital accounts of $300,000 million.

Cash provided by (used in) investing activities: The $25.5 million of cash provided by investing activities for the year ended December 31, 2008 were driven by sales and maturities of investments of $154.9 million, partially offset by purchases of investments of $120.7 million, cash paid for the acquisition of MainConcept of $2.5 million, cash paid for the acquisition of Veatros of $2.0 million, cash paid for format fee approval agreements of $2.5 million, and $1.7 million of cash paid for the purchases of property and equipments.

The $92.7 million of cash used in investing activities for the year ended December 31, 2007 was primarily for the purchase of investments of $209.8 million, the purchase of deviantART investment of $3.5 million, and the purchase of property and equipment to support the growth of our company, including $20.4 million for the acquisition of MainConcept, $2.3 million for the acquisition of Veatros, $3.5 million for other property and equipments, and $1.5 million cash paid on format approval agreement obligation, partially offset by proceeds from sales and maturities of investments of $147.9 million.

Cash (used in) provided by financing activities: The $19.9 million of net cash used in financing activities for the year ended December 31, 2008 was primarily due to the repurchases of our common stock of $20.0 million, and tax shortfall from the reversal of deferred tax assets related to stock options of $744,000, partially offset by proceeds of approximately $1.0 million from the issuance of common stock due to the exercise of stock options and warrants, and employee stock purchase plan participation.

The $2.6 million of net cash provided by financing activities for the year ended December 31, 2007 was primarily due to the net proceeds from the issuance of $3.0 million of our common stock and warrants and an excess tax benefit of $825,000, both principally due to the exercise of stock options and warrants and employee stock purchase plan participation, partially offset by approximately $700,000 of payments on our note payable and capital lease obligations, and $500,000 of costs related to our initial public offering.

Contractual obligations

Our contractual obligations at December 31, 2008, were as follows (in thousands):

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligations	$6,864	$1,118	$2,737	$2,669	$340
Purchase obligations	16,820	4,825	6,995	5,000	—

Total contractual obligations	$23,684	$5,943	$9,732	$7,669	$340

Off-Balance Sheet Arrangements

At December 31, 2008 and 2007, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Recently issued accounting standards

In September 2006, the FASB issued Statement of Financial Accounting Standards, or SFAS, No. 157, Fair Value Measurements, or SFAS No. 157, which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS No. 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements and is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB FSP 157-2 which delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. These nonfinancial items include assets and liabilities such as reporting units measured at fair value in a goodwill impairment test and nonfinancial assets acquired and liabilities assumed in a business combination. Effective January 1, 2008, we adopted SFAS No.157 for financial assets and liabilities recognized at fair value on a recurring basis. The partial adoption of SFAS No.157 for financial assets and liabilities did not have a material impact on our consolidated financial position, results of operations or cash flows. Since the adoption of SFAS No. 157 for nonfinancial assets and liabilities will be applied prospectively, we do not expect that there will not be a material impact on our consolidated financial position, results of operations or cash flows upon adoption.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115, or SFAS No. 159. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS No. 159 requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings at each reporting date. SFAS No.159 was effective for fiscal years beginning after November 15, 2007. Effective January 1, 2008, we adopted SFAS No. 159 for all financial assets and liabilities. Since the adoption, SFAS No.159 did not have a material impact on our financial position or results of operations.

In December 2007 the FASB issued Statement of Financial Accounting Standards No. 141 (Revised 2007), Business Combinations, or SFAS No. 141R. SFAS No. 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141R is effective for financial statements issued for fiscal years beginning after December 15, 2008. Accordingly, any business combinations we engaged in were recorded and disclosed according to SFAS No. 141, Business Combinations. We expect SFAS No. 141R will have an impact on our consolidated financial statements, but the nature and magnitude of the specific effects will depend upon the nature, terms and size of the acquisitions we consummate after the effective date of January 1, 2009.

In December 2007 the FASB issued Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51, or SFAS No. 160. SFAS No. 160 addresses the accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS No. 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. We do not expect the adoption of SFAS No. 160 to have a material impact on our consolidated financial statements.

In April 2008 the FASB issued FASB Staff Position No. 142-3, Determination of the Useful Life of Intangible Assets, or FSP 142-3. FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142. This pronouncement requires enhanced disclosures concerning a company’s treatment of costs incurred to renew or extend the term of a recognized intangible asset. FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008. We are currently evaluating the impact of FSP 142-3, but do not expect the adoption to have a material impact on our consolidated financial statements.

In May 2008 the FASB issued Statement of Financial Accounting Standards No. 162, The Hierarchy of Generally Accepted Accounting Principles, or SFAS No. 162. SFAS No. 162 identifies the sources of accounting principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles, or GAAP, in the U.S. SFAS No. 162 is effective 60 days following the SEC approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. We currently adhere to the hierarchy of GAAP as presented in SFAS No. 162, and adoption is not expected to have a material impact on our consolidated financial statements.

In September 2008, the FASB issued FASB Staff Position No. 133-1 and FIN 45-4, Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161, or FSP 133-1 and FIN 45-4. FSP 133-1 and FIN 45-4 amends FASB Statement No. 133, or SFAS 133, Accounting for Derivative Instruments and Hedging Activities, to require disclosures by sellers of credit derivatives, including credit derivatives embedded in hybrid instruments. FSP 133-1 and FIN 45-4 also amend FASB Interpretation No. 45, or FIN 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, to require additional disclosure about the current status of the payment/performance risk of a guarantee. The provisions of FSP 133-1 that amend SFAS 133 and FIN 45 are effective for reporting periods ending after November 15, 2008. FSP 133-1 and FIN 45-4 also clarifies the effective date in FASB Statement No. 161 (SFAS No. 161), Disclosures about Derivative Instruments and Hedging Activities. Disclosures required by SFAS No. 161 are effective for us in the first quarter of 2009. Because FSP 133-1 and FIN 45-4 only require additional disclosures, the adoption will not materially impact our consolidated financial position, results of operations or cash flows.

In October 2008, the FASB issued FASB Staff Position No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active, or FSP No. 157-3. FSP No. 157-3 clarifies the application of SFAS No. 157 in a market that is not active and addresses application issues such as the use of internal assumptions when relevant observable data does not exist, the use of observable market information when the market is not active and the use of market quotes when assessing the relevance of observable and unobservable data. FSP No. 157-3 is effective for all periods presented in accordance with SFAS No. 157. The guidance in FSP No.  157-3 is effective immediately and did not have a material impact on the Company upon adoption.

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

Interest rate risk

All of our fixed income investments are classified as available-for-sale and therefore reported on the balance sheet at market value. The fair value of our cash equivalents and investments are subject to change as a result of changes in market interest rates and investment risk related to the issuers’ credit worthiness. We do not utilize financial contracts to manage our exposure in our investment portfolio to changes in interest rates. We place our cash investments in instruments that meet credit quality standards, as specified in our investment policy guidelines. We have established guidelines relative to diversification and maturities that attempt to maintain safety and liquidity. These guidelines are periodically reviewed and modified to take advantage of interest rate trends. We generally do not utilize derivatives to hedge against increases in interest rates which decrease market values. At December 31, 2008, we had $117.3 million in cash, cash equivalents and short-term investments, all of which are stated at fair value. Changes in market interest rates would not be expected to have a material impact on the fair value of $43.4 million of our cash and cash equivalents at December 31, 2008, as these consisted of securities with maturities of less than three months. The weighted-average maturity of our investments excluding auction rate securities as of December 31, 2008 was approximately four months. A 100 basis point increase or decrease in interest rates over a four month period for those in effect at December 31, 2008 would, however, decrease or increase, respectively, the remaining $91.2 million of our investments by approximately $400,000. While changes in interest rates may affect the fair value of our investment portfolio, any gains or losses will not be recognized in our consolidated statements of income until the investment is sold or if the reduction in fair value was determined to be other than temporary.

At December 31, 2008, we held approximately $18.9 million of municipal bond investments, classified as long-term assets, with an auction reset feature, or auction rate securities, or ARS, whose underlying assets are student loans which are substantially backed by the federal government. In February 2008, auctions began to fail for these securities and each auction since then has failed. Consequently, the investments are not currently liquid and the Company will not be able to access these funds until a future auction of these investments is successful, a buyer is found outside of the auction process or the investments mature, which may be over 20 years. As a result, our ability to liquidate our investment and fully recover the carrying value of our investment in the near term may be limited or not exist. All ARS are currently AAA rated, the highest rating, except for one which is A3 rated, by a rating agency. If the issuers are unable to successfully close future auctions and their credit ratings deteriorate, we may in the future be required to record an impairment charge on these investments. At December 31, 2008, we utilized a discounted cash flow approach to arrive at a valuation of $15.7 million based on Level 3 inputs for ARS investments, which represents a decline in value of $3.2 million from par. The assumptions used in preparing the discounted cash flow model include estimates of, based on data available as of December 31, 2008, interest rates, timing and amount of cash flows, credit and liquidity premiums, and expected holding periods of the ARS. These assumptions are volatile and subject to change as the underlying sources of these assumptions and market conditions change, thereby could result in significant changes to the fair value of ARS.

In November 2008, we accepted an offer, or the Right, from UBS AG, or UBS, entitling us to sell at par value ARS originally purchased from UBS at anytime during a two-year period from June 30, 2010 through July 2, 2012. In accepting the Right, we granted UBS the authority to sell or auction the ARS at par at any time up until the expiration date of the offer and released UBS from any claims relating to the marketing and sale of ARS. Although we expect to sell our ARS under the Right, if the Right is not exercised before July 2, 2012 it will expire and UBS will have no further rights or obligation to buy our ARS. In lieu of our acceptance of the Right, ARS will continue to accrue and pay interest as determined by the auction process or the terms specified in the prospectus of the ARS if the auction process fails. The value of the Right may largely offset the decline in fair value of the ARS.

UBS’s obligations under the Right are not secured by its assets and do not require UBS to obtain any financing to support its performance obligations under the Rights. UBS has disclaimed any assurance that it will have sufficient financial resources to satisfy its obligations under the Rights. If UBS has insufficient funding to buy back the ARS and the auction process continues to fail, then we may incur further losses on the carrying value of the ARS.

Foreign Currency Exchange Rate Risk

MainConcept generates revenues and incurs costs which are denominated in local currencies. As exchange rates vary, these results when translated into U.S. dollars may vary from expectations and may adversely impact overall expected results.

Additionally, at December 31, 2008, we had a receivable balance denominated in Euros due from MainConcept. Our outstanding receivable balance is translated into U.S. dollars for financial reporting purposes, with unrealized gains and losses included as a component of other income (expense), net. A 100 basis point increase or decrease in foreign currency exchange rates over a three month period from those in effect at December 31, 2008 would not materially impact our financial position, results of operations and cash flows. During the year ended December 31, 2008, we recorded $143,000 of foreign currency losses related to our foreign currency receivable denominated in Euros in other income (expense), net on our consolidated statements of income.

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

There has been no change in our internal control over financial reporting during our most recent quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

The management of DivX, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) and 15d-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework set forth in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2008. The effectiveness of our internal control over financial reporting as of December 31, 2008 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

DivX, Inc.

We have audited DivX, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). DivX, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, DivX, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2007 and 2008, and the related consolidated statements of income, redeemable convertible preferred stock and stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2008 of DivX, Inc. and our report dated March 5, 2009 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

San Diego, California

March 5, 2009

Item 9B. Other Information

2008 Executive Cash Bonus Plan

On March 5, 2009, our Board of Directors amended our 2008 Executive Cash Bonus Plan, or the Plan, to adjust for the impact of the loss of revenue related to Yahoo! Inc.’s anticipatory breach of its toolbar distribution agreement with us, and to exclude certain costs and other expenses from the calculation of earnings before interest, taxes, depreciation and amortization under the Plan for the quarter and the year ended December 31, 2008. Together, these changes will result in the payment of certain amounts under the Plan for each of these periods that otherwise would not have been payable. There was no change to the revenue milestones for the quarter or the year ended December 31, 2008 as set forth in the Plan.

Adoption of 2009 Executive Compensation Plan

On March 5, 2009, our Board of Directors adopted our 2009 Executive Cash Bonus Compensation Plan or, the 2009 Plan. The 2009 Plan provides for the payment of cash bonuses to our (i) Chief Executive Officer, (ii) Executive Vice President, Chief Financial Officer (iii) Executive Vice President, Corporate Development and Legal and (iv) Executive Vice President, Sales and Marketing upon the achievement of specific revenue milestones, earnings before interest, taxes, depreciation and amortization, or EBITDA, milestones and “Key Results Areas,” or KRA, milestones. Amounts payable pursuant to the 2009 Plan range from 0% of an executive’s annual salary, if none of the milestones is achieved, to a maximum of 200% of an executive’s annual salary, if the highest level of achievement is achieved for all of the milestones.

Revenue and EBITDA milestones achieved by us are classified as “Bronze 1,” “Bronze 2,” “Silver 1,” “Silver 2,” “Gold 1” “Gold 2,” “Platinum 1,” “Platinum 2,” and “Platinum 3”. For each quarter, the maximum bonus payable for achievement of a revenue milestone that each of the executive officers is eligible to receive is equal to 20% of his quarterly base salary. For each quarter, the maximum bonus payable for achievement of an EBITDA milestone that each of the executive officers is eligible to receive is equal to 100% of his quarterly base salary. At the end of 2009, the annual revenue and EBITDA results will be compared to the amounts paid as quarterly bonuses. Any discrepancy between amounts paid as quarterly bonuses and the total amounts due on an annual basis will be paid as an adjustment to the fourth quarter bonus payment.

The 2009 Plan provides for four KRA milestones, the achievement of which will be assessed on a discretionary basis by the Compensation Committee of our Board of Directors. Achievement of each KRA milestone will result in a cash payment of up to 20% of annual base salary to each of the executive officers listed above, for a maximum possible bonus payment for achievement of all of the KRA milestones equal to 80% of annual base salary. The KRA milestones are related to our progress with licensing and integration in certain hardware sectors and our success in developing and creating demand for new technologies during 2009.

Amendment and Restatement of Bylaws

On March 5, 2009, our Board of Directors approved the amendment and restatement of our bylaws, effective immediately, in order to clarify the process by which stockholders may nominate directors for election or bring other business before a meeting of our stockholders. As amended and restated, the bylaws address recent developments under Delaware case law and assure that our stockholders and we will have a reasonable opportunity to consider nominations and other business proposed to be brought before a meeting of our stockholders.

The preceding summary is qualified in its entirety by reference to the full text of the bylaws, as amended and restated, a copy of which is attached hereto as Exhibit 3.2 and incorporated herein by reference.

Adoption of Updated Form of Indemnity Agreement

On March 5, 2009, our Board of Directors approved an updated form of Indemnity Agreement, delineating our indemnification obligations to our officers, directors and other service providers who are party thereto, which we plan to enter into with our officers and directors. The updated form of Indemnity Agreement will supersede the indemnification agreements previously entered into by us and our officers and directors.

The updated form of Indemnity Agreement is attached hereto as Exhibit 10.1 and is incorporated herein by reference.

Election of Additional Director

Effective March 5, 2009, our Board of Directors appointed Alex Vieux to serve as a member of our Board of Directors. Mr. Vieux joins as a Class III director, which is the class of directors to be elected at our 2009 annual stockholders’ meeting. In connection with his election to serve on our Board of Directors, Mr. Vieux has been appointed to serve on the Nominating and Corporate Governance Committee and the Compensation Committee of our Board of Directors. We are not aware of any transaction with Mr. Vieux requiring disclosure under Item 404(a) of Regulation S-K.

Pursuant to our non-employee director compensation plan adopted by our Board of Directors in October 2007, or the Director Plan, Mr. Vieux will receive an option to purchase 30,000 shares of our common stock in connection with his appointment to serve on our Board of Directors. Under the Director Plan, he will also receive an annual option grant for 15,000 shares of our common stock. Mr. Vieux will also receive compensation under the Director Plan in the amount of $25,000 per year for services as a member of our Board of Directors, $1,500 for attendance at each in-person meeting of our Board of Directors and $750 for attendance at each telephonic meeting of our Board of Directors. We intend to enter into our form of Indemnity Agreement with Mr. Vieux.

PART III

Item 10. Directors and Executive Officers of the Registrant

The information required by this item concerning our directors, compliance with Section 16 of the Exchange Act and our code of ethics that applies to our principal executive officer, principal financial officer and principal accounting officer is incorporated by reference from the information set forth in the sections under the headings “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Election of Directors—Information Regarding the Board of Directors and Corporate Governance” in our Definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Annual Meeting of Stockholders to be held in 2009 (the “2009 Proxy Statement”).

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

Item 11. Executive Compensation

The information required by this item is incorporated by reference from the information in the 2009 Proxy Statement under the heading “Compensation of Executive Officers.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference from the information in the 2009 Proxy Statement under the headings “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management.”

Item 13. Certain Relationships and Related Transactions

The information required by this item is incorporated by reference from the information in the 2009 Proxy Statement under the headings “Transactions with Related Persons” And “Election of Directors—Information Regarding the Board of Directors and Corporate Governance.”

Item 14. Principal Accountant Fees and Services

The information required by this item is incorporated by reference from the information in the 2009 Proxy Statement under the heading “Ratification of Selection of Independent Auditors—Principal Accountant Fees and Services.”

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

(a)(3) Exhibits

Exhibit Number	Description of Document
3.1(1)	Form of Amended and Restated Certificate of Incorporation as currently in effect.

3.2	Form of Amended and Restated Bylaws.

4.1(1)	Form of Common Stock Certificate.

10.1+	Form of Indemnity Agreement.

10.2+(1)	2000 Stock Option Plan and Form of Stock Option Agreement thereunder.

10.3+(1)	2006 Equity Incentive Plan and Form of Stock Option Agreement thereunder.

10.4+(1)	Amended and restated offer letter dated April 12, 2006, between the Registrant and Fred Gerson.

10.5+(1)	Offer letter effective January 3, 2006, between the Registrant and Christopher McGurk.

10.6+(1)	Employment offer letter dated November 21, 2002, as amended, between the Registrant and Kevin Hell.

10.7+(1)	Employment offer letter dated April 20, 2004 between the Registrant and David J. Richter.

10.8+(1)	Form of Employee Innovations and Proprietary Rights Assignment Agreement.

10.9+(1)	2006 Employee Stock Purchase Plan and Form of Offering Document thereunder.

10.10+(2)	Employment offer letter dated June 6, 2007, as amended, between the Registrant and Dan L. Halvorson.

10.11+(3)	Amendment to Employment offer letter dated July 23, 2007, between the Registrant and Dan L. Halvorson.

10.12*(3)	License and Distribution Agreement dated September 27, 2007 between the Registrant and Yahoo! Inc. and its affiliates.

10.13+(3)	Amendment to Employment offer letter dated July 23, 2007, between the Registrant and Kevin Hell.

10.14+(3)	Amendment to Employment offer letter dated November 8, 2007, between the Registrant and Kevin Hell.

10.15*(4)	Share Purchase Agreement dated November 7, 2007 by and among the Registrant, DivX Holdings, Inc. and each of the shareholders of MainConcept AG.

Exhibit Number	Description of Document
10.16+(5)	DivX, Inc. Change in Control Severance Benefit Plan.

10.17(6)	Form of Restricted Stock Bonus Agreement under the Registrant’s 2006 Equity Incentive Plan.

10.18(6)	MPEG-4 Visual Patent Portfolio License dated October 1, 2007 by and between the Registrant and MPEG LA, L.L.C.

10.19	Amendment to the MPEG-4 Visual Patent Portfolio License dated October 1, 2007 by and between the Registrant and MPEG LA, L.L.C., dated January 1, 2009.

10.20+(7)	Summary of DivX, Inc. 2008 Cash Bonus Plan.

10.21(7)	Form of Restricted Stock Unit Agreement under the Registrant’s 2006 Equity Incentive Plan.

10.22+	Offer Letter dated June 5, 2008, between the Registrant and James C. Brailean.

10.23+	Severance Agreement, dated December 31, 2008, between the Registrant and Jerome Rota, as amended by that certain letter re: Acceptance of Resignation from the Registrant to Jerome Rota, dated as of February 2, 2009.

10.24	AVC Patent Portfolio License Agreement, dated October 1, 2007, between the Registrant and MPEG LA, L.L.C.

10.25+	Offer Letter dated March 5, 2009, between the Registrant and Alex Vieux.

21.1	Subsidiaries of the Registrant.

23.1	Consent of Ernst & Young LLP, independent registered public accounting firm.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(A) promulgated under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934.

+	Indicates management contract or compensatory plan.
*	The Securities and Exchange Commission has granted confidential treatment with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission (SEC).
**	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.
(1)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-1 (No. 333-133855), originally filed on May 5, 2006.
(2)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 14, 2007.
(3)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 14, 2007.
(4)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K, filed with the SEC on November 20, 2007.
(5)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K, filed with the SEC on December 6, 2007.
(6)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 17, 2008.
(7)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 12, 2008.

(b)	Exhibits

See Item 15(a)(3) above

(c) Financial Statement Schedules

See Item 15(a)(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 9, 2009

DIVX, INC.

By:	/S/ KEVIN HELL
Kevin Hell
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ KEVIN HELL Kevin Hell	Chief Executive Officer, Director (Principal Executive Officer)	March 9, 2009

/S/ DAN L. HALVORSON Dan L. Halvorson	Executive Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)	March 9, 2009

/S/ JAMES C. BRAILEAN James C. Brailean	Director	March 9, 2009

/S/ FRANK CREER Frank Creer	Director	March 9, 2009

/S/ FRED GERSON Fred Gerson	Director	March 9, 2009

/S/ CHRISTOPHER MCGURK Christopher McGurk	Director	March 9, 2009

/S/ JERRY MURDOCK Jerry Murdock	Director	March 9, 2009

/S/ JEROME VASHISHT-ROTA Jerome Vashisht-Rota	Director	March 9, 2009

/S/ ALEX VIEUX Alex Vieux	Director	March 9, 2009

DivX, Inc.

REPORT OF ERNST & YOUNG LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

DivX, Inc.

We have audited the accompanying consolidated balance sheets of DivX, Inc. as of December 31, 2008 and 2007, and the related consolidated statements of income, redeemable convertible preferred stock and stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of DivX, Inc. at December 31, 2008 and 2007, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, DivX, Inc. adopted FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109,” effective January 1, 2007.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), DivX, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 5, 2009 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

San Diego, California

March 5, 2009

DivX, Inc.

Consolidated Balance Sheets

(in thousands, except per share data)

	December 31,
	2008	2007
Assets
Current assets:
Cash and cash equivalents	$43,442	$14,532
Short-term investments	73,897	126,503
Accounts receivable, net of allowance of $929 and $1,909, at December 31, 2008 and 2007, respectively	7,263	10,397
Income taxes receivable	185	857
Prepaid expenses	3,465	2,593
Deferred tax assets, current	1,841	2,699
Other current assets	1,082	1,868

Total current assets	131,175	159,449
Property and equipment, net	3,811	5,402
Long-term investments	17,968	—
Deferred tax assets, long-term	10,547	5,354
Purchased intangible assets, net	10,968	14,261
Goodwill	10,358	11,000
Other assets	8,574	5,422

Total assets	$193,401	$200,888

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,319	$2,808
Accrued liabilities	2,353	4,574
Accrued compensation and benefits	3,153	4,086
Accrued format approval fee	1,333	—
Accrued patent royalties	681	1,785
Income taxes payable	389	616
Deferred revenue, current	6,185	7,170

Total current liabilities	15,413	21,039
Deferred tax liability	1,559	3,119
Deferred revenue, long-term	769	1,098
Accrued format approval fee, long-term	1,383	—
Other long-term liability	177	192

Total liabilities	19,301	25,448
Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.001 par value; 10,000 shares authorized at December 31, 2008 and 2007; 0 shares issued and outstanding at December 31, 2008 and 2007	—	—
Common stock, $0.001 par value; 200,000 shares authorized as of December 31, 2008 and 2007; 32,461 and 34,723 shares issued and outstanding, excluding 12 and 127 shares subject to repurchase at December 31, 2008 and 2007, respectively	32	35
Additional paid-in capital	167,684	171,400
Accumulated other comprehensive (loss) income	(950)	109
Retained earnings	7,334	3,896

Total stockholders’ equity	174,100	175,440

Total liabilities and stockholders’ equity	$193,401	$200,888

See accompanying notes.

DivX, Inc.

Consolidated Statements of Income

(in thousands, except per share data)

	Year ended December 31,
	2008	2007	2006
Net revenues:
Technology licensing	$75,072	$66,345	$47,324
Media and other distribution and services	18,833	18,517	12,001

Total net revenues	93,905	84,862	59,325

Cost of revenues:
Cost of technology licensing	3,882	3,778	2,995
Cost of media and other distribution and services(1)	714	701	993

Total cost of revenues	4,596	4,479	3,988

Gross profit	89,309	80,383	55,337

Operating expenses:
Selling, general and administrative(1)	54,597	58,315	25,971
Product development(1)	20,184	18,738	15,353
Impairment of acquired intangibles	1,882	2,973	—

Total operating expenses	76,663	80,026	41,324

Income from operations	12,646	357	14,013
Interest income (expense), net	4,445	7,835	2,989
Other income (expense), net	(479)	42	—

Income before income taxes	16,612	8,234	17,002
Income tax provision (benefit)	6,604	(974)	562

Net income	$10,008	$9,208	$16,440

Basic net income per share	$0.30	$0.27	$0.70

Diluted net income per share	$0.30	$0.26	$0.61

Shares used to compute basic net income per share	32,946	33,939	15,231

Shares used to compute diluted net income per share	33,458	35,415	17,653

(1) Includes share-based compensation as follows:

Cost of revenues	$—	$2	$4
Selling, general and administrative	6,739	9,761	1,528
Product development	2,282	1,995	822

See accompanying notes.

DivX, Inc.

Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity

(in thousands)

	Series D Redeemable Convertible Preferred Stock		Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Series C Convertible Preferred Stock		Common Stock		Additional paid-in capital	Accumulated other comprehensive (loss) income	Deferred stock-based compensation	(Accumulated deficit) retained earnings	Total stockholders’ equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2005	5,811	$16,842	4,522	$5	16,483	$16	4,251	$4	8,047	$8	$27,061	$—	$(1,517)	$(19,392)	$6,185
Exercise of stock options, net of repurchases and repurchase liability for early exercises	—	—	—	—	—	—	—	—	706	1	337	—	—	—	338
Common stock warrants exercised	—	—	—	—	—	—	—	—	125	—	378	—	—	—	378
Issuance of common stock—Corporate Green acquisition	—	—	—	—	—	—	—	—	43	—	228	—	—	—	228
Reverse deferred compensation upon adoption of SFAS No. 123(R)	—	—	—	—	—	—	—	—	—	—	(1,517)	—	1,517	—	—
Share-based compensation expense	—	—	—	—	—	—	—	—	—	—	2,354	—	—	—	2,354
Tax benefits from exercise of stock options	—	—	—	—	—	—	—	—	—	—	60	—	—	—	60
Issuance of common stock upon initial public offering, net of issuance costs	—	—	—	—	—	—	—	—	7,462	8	108,150	—	—	—	108,158
Series A preferred stock converted to common stock	—	—	(4,522)	(5)	—	—	—	—	3,377	3	2	—	—	—	—
Series B preferred stock converted to common stock	—	—	—	—	(16,483)	(16)	—	—	8,242	8	8	—	—	—	—
Series C preferred stock converted to common stock	—	—	—	—	—	—	(4,251)	(4)	2,125	2	2	—	—	—	—
Series D preferred stock converted to common stock	(5,811)	(16,842)	—	—	—	—	—	—	2,905	3	16,839	—	—	—	16,842
Comprehensive income (loss):
Net income	—	—	—	—	—	—	—	—	—	—	—	—	—	16,440	16,440
Unrealized loss on short-term investments	—	—	—	—	—	—	—	—	—	—	—	(72)	—	—	(72)

Total comprehensive income	—	—	—	—	—	—	—	—	—	—	—	—	—	—	16,368

Balance at December 31, 2006	—	$—	—	$—	—	$—	—	$—	33,032	$33	$153,902	$(72)	$—	$(2,952)	$150,911
Cumulative effect adjustment related to the adoption of FIN48	—	—	—	—	—	—	—	—	—	—	—	—	—	(2,360)	(2,360)
Common stock options exercised net of repurchases	—	—	—	—	—	—	—	—	981	2	1,137	—	—	—	1,139
Shares issued under employee stock purchase plan	—	—	—	—	—	—	—	—	137	—	1,906	—	—	—	1,906
Share-based compensation	—	—	—	—	—	—	—	—	—	—	11,758	—	—	—	11,758
Tax benefit from exercise of stock options	—	—	—	—	—	—	—	—	—	—	825	—	—	—	825
Common stock warrants exercised	—	—	—	—	—	—	—	—	484	—	—	—	—	—	—
Issuance of warrants in conjunction with Sony agreement	—	—	—	—	—	—	—	—	—	—	304	—	—	—	304
Issuance of common stock—MainConcept acquisition	—	—	—	—	—	—	—	—	89	—	1,568	—	—	—	1,568
Comprehensive income:
Net income	—	—	—	—	—	—	—	—	—	—	—	—	—	9,208	9,208
Unrealized gain on short-term investments	—	—	—	—	—	—	—	—	—	—	—	185	—	—	185
Unrealized loss on foreign currency translation	—	—	—	—	—	—	—	—	—	—	—	(4)	—	—	(4)

Total comprehensive income	—	—	—	—	—	—	—	—	—	—	—	—	—	—	9,389

Balance at December 31, 2007	—	$—	—	$—	—	$—	—	$—	34,723	$35	$171,400	$109	$—	$3,896	$175,440

DivX, Inc.

Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity—(Continued)

(in thousands)

	Series D Redeemable Convertible Preferred Stock		Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Series C Convertible Preferred Stock		Common Stock		Additional paid-in capital	Accumulated other comprehensive (loss) income	Deferred stock-based compensation	(Accumulated deficit) retained earnings	Total stockholders’ equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Common stock options exercised net of repurchases	—	—	—	—	—	—	—	—	414	—	191	—	—	—	191
Shares issued under employee stock purchase plan	—	—	—	—	—	—	—	—	127	—	851	—	—	—	851
Share-based compensation	—	—	—	—	—	—	—	—	—	—	9,021	—	—	—	9,021
Tax shortfall from reversal of deferred tax assets related to stock options	—	—	—	—	—	—	—	—	—	—	(744)	—	—	—	(744)
Common stock warrants exercised	—	—	—	—	—	—	—	—	1	—	—	—	—	—	—
Issuance of warrants in conjunction with format fee agreements	—	—	—	—	—	—	—	—	—	—	387	—	—	—	387
Common stock repurchased under share repurchase program	—	—	—	—	—	—	—	—	(2,804)	(3)	(13,422)	—	—	(6,570)	(19,995)
Comprehensive income:
Net income	—	—	—	—	—	—	—	—	—	—	—	—	—	10,008	10,008
Unrealized loss on investments, net of taxes	—	—	—	—	—	—	—	—	—	—	—	(635)	—	—	(635)
Unrealized loss on foreign currency translation, net of taxes	—	—	—	—	—	—	—	—	—	—	—	(424)	—	—	(424)

Total comprehensive income	—	—	—	—	—	—	—	—	—	—	—		—		8,949

Balance at December 31, 2008	—	$—	—	$—	—	$—	—	$—	32,461	$32	$167,684	$(950)	$—	$7,334	$174,100

See accompanying notes.

DivX, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Year ended December 31,
	2008	2007	2006
Cash flows from operating activities:
Net income	$10,008	$9,208	$16,440
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,167	2,422	1,649
Deferred taxes	(3,658)	(5,797)	(2,300)
Impairment of acquired intangibles	1,882	2,973	—
Impairment of long lived assets	350	—	—
Provision for uncollectible account receivables	261	968	1085
Share-based compensation	9,021	11,758	2,354
Amortization of discount on investments	(787)	(2,097)	(134)
Tax shortfall (benefit) from stock options exercised	744	(825)	(60)
Realized loss on auction rate securities	185	—	—
Foreign currency transaction loss	236	—	—
Changes in operating assets and liabilities:
Accounts receivable	3,341	(3,832)	(3,830)
Prepaid expenses and other assets	2,290	(1,879)	(1,786)
Accounts payable	(1,259)	819	476
Accrued liabilities	(2,871)	973	(118)
Accrued compensation and benefits	(585)	1,732	1,017
Deferred revenue	(1,240)	2,808	1,530
Income taxes payable (receivable)	387	(857)	452

Net cash provided by operating activities	23,472	18,374	16,775

Cash flows from investing activities:
Purchases of investments	(120,682)	(209,825)	(63,869)
Proceeds from sales and maturities of investments	154,927	147,935	1,600
Purchase of property and equipment	(1,759)	(3,467)	(1,586)
Net cash paid in MainConcept acquisition	(2,472)	(20,401)	—
Cash paid in Veatros acquisition	(2,000)	(2,250)	—
Cash paid on format approval agreement obligation	(2,500)	(1,500)	—
Cash paid in deviantART investment	—	(3,500)	—
Restricted cash	—	270	—
Cash paid in Corporate Green acquisition	—	—	(351)

Net cash provided by (used in) investing activities	25,514	(92,738)	(64,206)

Cash flows from financing activities:
Net proceeds from issuance of common stock, net of underwriting discounts and commissions	—	—	111,820
Proceeds from exercise and vesting of stock options, restricted stock awards, and warrants	132	1,137	—
Proceeds from shares issued under the employee stock purchase plan	851	1,906	—
Expenses related to initial public offering	—	(467)	(2,403)
Excess (shortfall of) tax benefit from exercise (cancellation) of stock options	(744)	825	60
Repurchase of unvested stock	(27)	(99)	(8)
Repurchase of common stock	(19,995)	—	—
Payments on notes payable and capital lease obligations	(156)	(716)	(763)

Net cash (used in) provided by financing activities	(19,939)	2,586	108,706

Effect of exchange rate changes on cash	(137)	—	—
Net increase (decrease) in cash and cash equivalents	28,910	(71,778)	61,275
Cash and cash equivalents at beginning of year	14,532	86,310	20,035

Cash and cash equivalents at end of year	$43,442	$14,532	$86,310

Supplemental disclosure of non-cash investing and financing activities:
Issuance of equity in connection with acquisition	$—	$1,568	$—

Format approval agreement obligation	$4,173	$—	$—

Issuance of warrants in connection with format approval agreement	$387	$304	$—

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$10,291	$6,934	$2,350

Cash paid for interest	$4	$21	$68

See accompanying notes.

DivX, Inc.

Notes to Consolidated Financial Statements

1. Organization and summary of significant accounting policies

DivX, Inc. (the Company), was incorporated in Delaware on May 16, 2000. The Company creates products and provides services designed to improve consumers’ media experience. The Company’s first product offering was a video compression-decompression software library (codec). In addition to its codec, the Company provides consumer software, including the DivX Player application, from its website, DivX.com. The Company also licenses its technologies to consumer hardware device manufacturers and certifies their products to ensure the interoperable support of DivX-encoded content. In addition to technology licensing to consumer hardware device manufacturers, the Company currently generates revenue from software licensing, advertising, distributing third-party software and services related to content distribution.

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

Cash and equivalents

Cash and equivalents consist of cash, money market funds and other highly liquid investments with original maturities of three months or less at the time of acquisition.

Investments

Investments with original maturities greater than approximately three months and remaining maturities less than one year are classified as short-term investments. Investments with remaining maturities greater than one year are classified as long-term investments.

Available-for-sale and trading investments. The Company’s investments consist of taxable municipal notes, some of which may have an auction reset feature (auction rate securities, or ARS), corporate bonds, commercial paper, and U.S. government agency securities. We designated all investments, except for ARS held by UBS AG (UBS), as available-for-sale and are therefore reported at fair value, with unrealized gains and losses recorded in accumulated other comprehensive (loss) income. During the fourth quarter of 2008, the Company reclassified ARS held by UBS that became subject to a put option from available-for-sale to trading securities. Investments that the Company designates as trading securities are reported at fair value, with gains or losses resulting from changes in fair value recognized in earnings. See Note 2 for further detailed discussion.

Other-than-temporary impairment. All of the Company’s available-for-sale investments are subject to a periodic impairment review. The Company recognizes an impairment charge when a decline in the fair value of its investments below the cost basis is judged to be other-than-temporary. The Company considers various factors in determining whether to recognize an impairment charge, including the length of time and extent to which the fair value has been less than the Company’s cost basis, the financial condition and near-term prospects of the investee, and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in the market value. During the years ended December 31, 2008, 2007 and 2006 the Company did not record any other-than-temporary impairment charges on its available-for-sale securities.

DivX, Inc.

Notes to Consolidated Financial Statements—(Continued)

Fair Value Measurements

Effective January 1, 2008, the Company adopted Statement of Financial Standards (SFAS), Fair Value Measurements (SFAS No. 157). In February 2008, the Fair Accounting Standards Board (FASB), issued a staff position that delays the effective date of SFAS No. 157 for all nonfinancial assets and liabilities except for those recognized or disclosed at least annually. Therefore, the Company has adopted the provisions of SFAS No. 157 with respect to its financial assets and liabilities only. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. Fair value is defined under SFAS No. 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measure date. Valuation techniques used to measure fair value under SFAS No. 157 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:

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

See Note 2 for a description of the impact of the adoption of SFAS No. 157 on the company’s consolidated results of operations and financial condition.

Strategic Investments

During 2007 the Company made an equity investment in deviantART, Inc. (deviantART), a private corporation that aggregates and distributes art via its web community and facilitates an open forum where artists can exhibit their artwork and build community around that art in an effort to drive commerce. The Company’s investment consisted of $3.5 million cash for which it received 146,750 shares of Series A Preferred Stock. As further consideration for the Company’s investment, deviantART entered into an advertising and marketing agreement with the Company. The Company has allocated approximately $650,000 of the investment to the advertising and marketing agreement, based on its estimated fair value, and the remaining $2.9 million is carried as an investment. The value allocated to the advertising and marketing agreement is being amortized ratably over the period in which the services are being rendered: October 2007 through March 2009. As the Company’s ownership is less than 20% and has no influence over their operations and is not a significant direct beneficiary of their services, the investment has been accounted for using the cost basis, and is periodically be reviewed for impairment. The investment and the long-term portion of the advertising and marketing agreement are included in other assets on the consolidated balance sheets. The current portion of the advertising and marketing agreement is included in prepaid expenses on the consolidated balance sheets.

Investments in equity securities of non-publicly traded companies are accounted for under the cost method. Under the cost method, strategic investments in which the Company holds less than a 20% voting interest and does not have the ability to exercise significant influence are carried at the lower of cost or fair value. This investment is included in other assets on the consolidated balance sheets and is carried at fair value or cost, as appropriate. The Company periodically reviews this investment for other-than-temporary declines in fair value

DivX, Inc.

Notes to Consolidated Financial Statements—(Continued)

based on the specific identification method and would write down the investments to its fair values if an other-than-temporary decline has occurred. No such impairment has occurred to date.

The Company estimated the fair value of its investment in deviantART for the purposes of impairment testing using the income approach valuation methodology that includes the discounted cash flow method, based on discrete financial forecasts and incorporates a terminal value calculation for years beyond the internal forecasts. Future cash flows were also discounted to present value by incorporating the present value techniques discussed in FASB Concepts Statement 7, Using Cash Flow Information and Present Value in Accounting Measurements, or Concepts Statement 7. Specifically, the income approach valuation used a cash flow discount rate of 37% and terminal value growth rates ranging from 4% to 7%.

Goodwill and Purchased Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. Intangible assets resulting from the acquisitions of entities accounted for using the purchase method of accounting are recorded at the estimated fair value of the assets acquired. Identifiable intangible assets are comprised of purchased customer relationships, trademarks and tradenames, developed technologies and other intangible assets. Identifiable intangible assets are amortized using the straight-line method over estimated useful lives ranging from two to eight years. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets (SFAS No. 142), goodwill and other intangible assets with indefinite lives are not amortized but tested annually for impairment or more frequently if the Company believes indicators of impairment exist. If the Company determines that the life of an intangible asset is no longer indefinite, that asset should be tested for impairment in the same manner as other indefinite-lived intangible assets. The intangible asset, after recognition of any impairment, should then be amortized over its estimated useful life and accounted for prospectively in the same manner as other intangible assets with finite lives.

The performance of the goodwill impairment test involves a two-step process. The first step involves comparing the fair values of the applicable reporting units with their aggregate carrying values, including goodwill. If the carrying value of a reporting unit exceeds the reporting unit’s fair value, the Company performs the second step of the test to determine the amount of impairment loss. The second step involves measuring the impairment by comparing the implied fair values of the affected reporting unit’s goodwill and intangible assets with the respective carrying values. The Company performs its annual goodwill impairment test as of October 1, 2008.

Long-lived assets, such as intangible assets, are evaluated for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS No. 144). The Company assesses the value of the assets based on the future cash flows the assets are expected to generate, and recognizes an impairment loss when the estimated undiscounted future cash flows that are expected to result from the use of the assets, plus net proceeds expected from disposition of the assets (if any), are less than the carrying value of the assets. When an impairment is identified, the Company reduces the carrying amount of the assets to estimated fair value based on a discounted cash flow approach or, when available and appropriate, comparable market values.

Format Approval Agreements

In December 2007, the Company executed a format approval fee agreement with Sony Pictures Television (SPT). This agreement provides for SPT to allow online retailers to offer SPT’s titles for secure download in the

DivX, Inc.

Notes to Consolidated Financial Statements—(Continued)

DivX format for playback on DivX Certified consumer electronics devices. The total consideration paid by the Company to SPT was a one-time non-refundable fee of $1.5 million and fully vested warrants to purchase 100,000 shares of the common stock of DivX with a strike price of $16.14 and an exercise period of 18 months. The value of these warrants at the date of issuance was approximately $300,000. The total consideration of $1.8 million was capitalized as an intangible asset and is being recorded against revenues generated from Sony Corporation over the estimated useful life of the format fee approval agreement, which is estimated to be five years.

In June 2008, the Company executed a format approval fee agreement with Sony Pictures Television International (SPTI), covering the world, excluding the U.S., District of Columbia and Canada. This agreement provides for SPTI to allow online retailers to offer SPTI’s titles for secure download in the DivX format for playback on DivX Certified consumer electronics devices. The total consideration paid by the Company to SPTI was a one-time non-refundable fee of $1.0 million and fully vested warrants to purchase 50,000 shares of the common stock of DivX with a strike price of $9.45 and an exercise period of 18 months. The value of these warrants at the date of issuance was approximately $90,000. The total consideration of approximately $1.1 million was capitalized as an intangible asset and is being recorded against revenues generated from Sony Corporation over the estimated useful life of the format fee approval agreement, which is estimated to be five years.

In October 2008, the Company executed a format approval and license agreement with Warner Bros. Digital Distribution (WB). This multi-year agreement allows online retailers to distribute video content cleared for electronic distribution by WB, or WB Titles, for secure download in the DivX format. It also allows the Company in 2009 and 2010 to distribute a certain quantity of WB Titles in the DivX format to the general public via electronic download and/or in conjunction with the sale of consumer electronics products. The total consideration under the format approval and license agreement is up to $5.0 million and fully vested warrants to purchase 320,000 shares of the common stock of DivX with a strike price of $6.85 and an exercise period of 22 months. The value of these warrants at the date of issuance was approximately $300,000. The present value of the future payments and value of the warrants of approximately $4.5 million was capitalized as an intangible asset and is being amortized to sales, general and administrative expense over the estimated period that the format fee approval agreement is expected to provide royalty revenues from the Company’s various customers, which is estimated to be approximately four years.

Contingent Consideration

In connection with certain of the Company’s acquisitions, additional cash consideration was earned by the former holders of capital stock and other rights upon satisfaction of certain future performance goals. In accordance with SFAS No. 141, Business Combinations, or SFAS 141, contingent consideration is recorded when a contingency is satisfied and additional consideration is issued or becomes issuable. In accordance with Emerging Issues Task Force (EITF) Issue No. 95-8, Accounting for Contingent Consideration Paid to the Shareholders of an Acquired Enterprise in a Purchase Business Combination, the additional consideration issuable to holders of unrestricted common stock and fully vested options as of the acquisition date was recorded as additional purchase price, as the consideration was unrelated to any employment requirement with the Company. The additional consideration was recorded to goodwill.

Property and equipment

Long-lived assets, consisting primarily of office and computer equipment, are recorded at cost. Depreciation is computed using the straight-line method over the shorter of the useful lives of the assets or the remaining associated lease terms, which are three to seven years.

DivX, Inc.

Notes to Consolidated Financial Statements—(Continued)

Concentration of credit risk

A significant portion of the Company’s total net revenues comes from a small number of customers. Two customers accounted for 19% and 11% of 2008 total net revenues. Two customers accounted for 19% and 10% of 2007 total net revenues. Two customers accounted for 20% and 10% of 2006 total net revenues.

As the Company does not ship inventory, credit terms are generally provided given consideration to the small financial commitment of the Company’s resources to any customer transaction. A cash deposit is generally not required. Two customers accounted for 36% and 28% of accounts receivable as of December 31, 2008. Three customers accounted for 34%, 20% and 15% of accounts receivable as of December 31, 2007.

Accounts receivable and allowance for uncollectible sales and accounts

The Company has reflected in its consolidated balance sheets, on a net basis, amounts invoiced to customers that are unpaid when the associated revenue is unearned. The amount of unearned revenue that has been offset against the related accounts receivable totaled approximately $2.3 million and $3.1 million at December 31, 2008 and 2007, respectively.

The Company maintains an allowance for estimated uncollectible accounts receivable. The Company estimates the allowance for uncollectible accounts receivable based on its historical experience. In evaluating the adequacy of this allowance the Company considers the length of time the receivables are past due, specific customer creditworthiness, geographic risk, the current business environment and historical discrepancies in business volume reports received from customers. In cases where the customer is new and has an undemonstrated ability to pay, the Company delays recognition of the revenue until such time as the new customer has paid unless significant and persuasive evidence exists that the customer is creditworthy.

Actual future write-offs may differ from the allowances the Company has estimated, which may have a material effect on the Company’s future results of operations and financial condition.

Fair value of financial instruments

Financial instruments, including cash equivalents, accounts receivable, net of allowance, accounts payable and accrued liabilities, are carried at cost, which management believes approximates fair value because of the short-term maturity of these instruments.

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

Foreign currency translation

The functional currency of the Company’s foreign subsidiaries is generally their respective local currency. Assets and liabilities are translated into U.S. dollars at the rate of exchange existing at the balance sheet date. Income statement amounts are translated at the average exchange rates for the period. Translation gains and losses are included as a component of accumulated other comprehensive (loss) income in the consolidated

DivX, Inc.

Notes to Consolidated Financial Statements—(Continued)

balance sheets. Foreign currency transaction gains and (losses) are included in the consolidated statements of income, principally in other income (expense), net.

Revenue recognition

The Company evaluates revenue recognition for transactions to sell products and services and to license technology using the criteria set forth by the Securities Exchange Commission in Staff Accounting Bulletin No. 104, Revenue Recognition (SAB No. 104). SAB No. 104 states that revenue is recognized when each of the following criteria is met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the seller’s price to the buyer is fixed or determinable and collectibility is reasonably assured. In accordance with EITF Issue No. 00-21, revenue from multiple-element arrangements is allocated among separate elements based on their relative fair values, provided the elements have value on a stand-alone basis, there is objective and reliable evidence of fair value, the arrangement does not include a general right of return relative to the delivered item and delivery or performance of the undelivered item(s) is considered probable and substantially in the Company’s control. The maximum revenue recognized on a delivered element is limited to the amount that is not contingent upon the delivery of additional items.

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

The Company has entered into a contractual relationship to license technology to a customer and the Company also obtained format approval for which it provided consideration to the related customer. In situations where the Company does not receive an identifiable benefit that is sufficiently separable from its customers purchase of its products or where it cannot reasonably estimate the fair value of the products or services it is purchasing, the Company records the consideration provided to its customers as an offset to revenues in accordance with EITF Issue No. 01-9, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products).

The Company recognizes revenue in connection with its software products pursuant to the requirements of Statement of Position No. 97-2, Software Revenue Recognition (SOP No. 97-2), as amended by SOP No. 98-9, Software Revenue Recognition with Respect to Certain Arrangements. For multiple element software

DivX, Inc.

Notes to Consolidated Financial Statements—(Continued)

arrangements, the Company recognizes revenue under the residual method when vendor-specific objective evidence of fair value exists for all of the undelivered elements of the arrangement, but does not exist for one or more of the delivered elements in the arrangement. Under the residual method, at the outset of the arrangement with a customer, the Company defers revenue for the fair value of its undelivered elements and recognizes the revenue for the remainder of the arrangement fee attributable to the elements initially delivered, such as software licenses, when the criteria in SOP No. 97-2 have been met. If vendor-specific objective evidence does not exist for an undelivered element in a software arrangement, revenue is recognized over the term of the contractual support period or, if unspecified, 24 to 36 months (depending on the estimated length of the product life cycle, which approximates the support period for the specific product), commencing upon delivery of the Company’s software to the customer. Royalty revenue from license agreements with independent software vendors (ISV), who embed the Company’s products into their own is recognized upon receipt of reports from licensees stating the number of products implementing the Company’s technologies on which royalties are due. In the case of prepayments received from an ISV when the Company provides ongoing support to the ISV in the form of future upgrades, enhancements or other services over the term of the arrangement, revenue is recognized ratably over the term of the contract, as vendor-specific objective evidence does not exist for future support services to be provided.

So long as all of the other elements of revenue recognition are met, the Company recognizes revenues on services during the period such services are provided. The Company is paid for distributing certain third-party software, and recognizes revenue based on the number of offers made via the Company’s website . The Company is also paid by content providers and commercial content users to encode content into the DivX media format, and recognizes related revenues when such encoding services are provided. Additionally, the Company is paid service fees as a percentage of transaction revenue for electronically distributing encoded media for content providers, and recognizes related revenues in the period that third-party reports on such transactions are received by the Company.

Product development costs

The Company includes research and development costs as part of product development. The Company accounts for research and development costs in accordance with several accounting pronouncements, including SFAS No. 2, Accounting for Research and Development Costs, and SFAS No. 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed (SFAS No. 86). SFAS No. 86 specifies that costs incurred internally in researching and developing a computer software product should be charged to expense until technological feasibility has been established for the product. Once technological feasibility is established, all software costs should be capitalized until the product is available for general release to customers. Judgment is required in determining when technological feasibility of a product is established. The Company has determined that technological feasibility for its software products is reached shortly before the products are available for general release to customers. Through December 31, 2008, the Company has expensed all software development costs when incurred because costs incurred after technological feasibility was established and prior to commercial availability was insignificant. Additionally, the Company incurs website development costs. Such costs are accounted for in accordance with EITF Issue No. 00-2, Accounting for Web Site Development Costs, and SOP No. 98-1, Accounting for the costs of Computer Software Developed or Obtained for Internal Use. Through December 31, 2008, costs required to be capitalized, such as software acquired or built while in the web site application and infrastructure development stage has been insignificant, and as a result all related development costs have been expensed in the period incurred.

DivX, Inc.

Notes to Consolidated Financial Statements—(Continued)

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

Advertising

The Company expenses advertising costs as incurred. Advertising expenses for the years ended December 31, 2008, 2007 and 2006, were approximately $1.0 million, $700,000 and $500,000, respectively.

Net income per share data

For periods where the Company had two classes of equity securities, it followed EITF Issue No. 03-6, Participating Securities and the Two-Class Method under FASB Statement 128 (EITF No. 03-6), which established standards regarding the computation of earnings per share, or EPS, by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the Company. EITF Issue No. 03-6 requires earnings available to common stockholders for the period, after deduction of preferred stock dividends, to be allocated between the common and preferred stockholders based on their respective rights to receive dividends. Basic EPS is then calculated by dividing income allocable to common stockholders (including the reduction for any undeclared, preferred stock dividends assuming current income for the period had been distributed) by the weighted average number of shares outstanding, net of shares subject to repurchase. EITF Issue No. 03-6 does not require the presentation of basic and diluted EPS for securities other than common stock; therefore, the following EPS amounts only pertain to the Company’s common stock.

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

DivX, Inc.

Notes to Consolidated Financial Statements—(Continued)

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share amounts):

	Year ended December 31,
	2008	2007	2006
Numerator:
Net income	$10,008	$9,208	$16,440
Income allocable to preferred stockholders	—	—	(5,704)

Net income allocable to common stockholders	$10,008	$9,208	$10,736

Denominator:
Weighted-average common shares outstanding (basic)	32,946	33,939	15,231
Common equivalent shares from restricted stock awards	19	—	—
Common equivalent shares from common and preferred stock warrants	50	244	587
Common and equivalent shares from options to purchase common stock and unvested shares of common stock subject to repurchase	443	1,232	1,835

Weighted-average common shares outstanding (diluted)	33,458	35,415	17,653

Basic net income per share	$0.30	$0.27	$0.70

Diluted net income per share	$0.30	$0.26	$0.61

Potentially dilutive securities not included in the calculation of diluted net income per share because to do so would be anti-dilutive are as follows (in thousands):

	Year ended December 31,
	2008	2007	2006
Options to purchase common stock	3,857	3,260	124
Common and preferred stock warrants	218	100	—
Convertible preferred stock	—	—	12,082

Totals	4,075	3,360	12,206

Share-based compensation

For non-employees, the Company accounts for share-based compensation in accordance with EITF Issue No. 96-18, Accounting Recognition for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods for Services. Equity instruments awarded to non-employees are periodically remeasured as the underlying awards vest unless the instruments are fully vested, immediately exercisable and nonforfeitable on date of grant.

The Company accounts for share-based employee compensation plans under the fair value recognition and measurement provisions of SFAS No. 123(revised), Share-Based Payment (SFAS No. 123R). SFAS No. 123R requires the recognition of compensation expense, using a fair-value based method, for costs related to all share-based payments including stock options. Pursuant to SFAS No. 123R, compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as expense over the requisite service period. The Company uses the Black-Scholes option pricing model to estimate the fair value of options granted. SFAS No. 123R also requires the cash flows resulting from the tax benefits due to tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. See Note 4 for a detailed discussion of SFAS No. 123R.

DivX, Inc.

Notes to Consolidated Financial Statements—(Continued)

Recently issued accounting standards

In September 2006, the FASB issued SFAS No. 157, which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements and is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position No. 157-2 which delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. These nonfinancial items include assets and liabilities such as reporting units measured at fair value in a goodwill impairment test and nonfinancial assets acquired and liabilities assumed in a business combination. Effective January 1, 2008, the Company adopted SFAS No. 157 for financial assets and liabilities recognized at fair value on a recurring basis. The partial adoption of SFAS No. 157 for financial assets and liabilities did not have a material impact on our consolidated financial position, results of operations or cash flows. Since the adoption of SFAS No. 157 for nonfinancial assets and liabilities will be applied prospectively, there will not be a material impact on our consolidated financial position, results of operations or cash flows upon adoption.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115 (SFAS No. 159). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS No. 159 requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings at each reporting date. SFAS No. 159 was effective for fiscal years beginning after November 15, 2007. Effective January 1, 2008, we adopted SFAS No. 159 for all financial assets and liabilities. Since the adoption, SFAS No. 159 did not have a material impact on the Company’s financial position or results of operations.

In December 2007 the FASB issued SFAS No. 141R, Business Combinations (SFAS No. 141R). SFAS No. 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141R is effective for financial statements issued for fiscal years beginning after December 15, 2008. Accordingly, any business combinations we engaged in were recorded and disclosed according to SFAS No. 141, Business Combinations, until January 1, 2009. We expect SFAS No. 141R will have an impact on our consolidated financial statements, but the nature and magnitude of the specific effects will depend upon the nature, terms and size of the acquisitions we consummate after the effective date of January 1, 2009.

In December 2007 the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51 (SFAS No. 160). SFAS No. 160 addresses the accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS No. 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. We are currently evaluating the impact of SFAS No. 160, but do not expect the adoption to have a material impact on our consolidated financial statements.

DivX, Inc.

Notes to Consolidated Financial Statements—(Continued)

In April 2008 the FASB issued FASB Staff Position No. 142-3, Determination of the Useful Life of Intangible Assets (FSP 142-3), which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142. This pronouncement requires enhanced disclosures concerning a company’s treatment of costs incurred to renew or extend the term of a recognized intangible asset. FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008. We are currently evaluating the impact of FSP 142-3, but do not expect the adoption to have a material impact on our consolidated financial statements.

In May 2008 the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (SFAS No. 162). SFAS No. 162 identifies the sources of accounting principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles, or GAAP, in the U.S. SFAS No. 162 is effective 60 days following the SEC approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. We currently adhere to the hierarchy of GAAP as presented in SFAS No. 162, and adoption is not expected to have a material impact on our consolidated financial statements.

In September 2008, the FASB issued FASB Staff Position No. 133-1 and FIN 45-4, Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161 (FSP FAS 133-1 and Fin 45-4). FSP FAS 133-1 and FIN 45-4 amends FASB Statement No. 133 (SFAS 133), Accounting for Derivative Instruments and Hedging Activities, to require disclosures by sellers of credit derivatives, including credit derivatives embedded in hybrid instruments. FSP FAS 133-1 and FIN 45-4 also amend FASB Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others,” to require additional disclosure about the current status of the payment/performance risk of a guarantee. The provisions of the FSP that amend SFAS 133 and FIN 45 are effective for reporting periods ending after November 15, 2008. FSP FAS 133-1 and FIN 45-4 also clarifies the effective date in SFAS No. 161 (SFAS No. 161), Disclosures about Derivative Instruments and Hedging Activities. Disclosures required by SFAS No. 161 are effective for us in the first quarter of 2009. Because FSP FAS 133-1 and FIN 45-4 only require additional disclosures, the adoption will not impact our consolidated financial position, results of operations or cash flows.

In October 2008, the FASB issued FASB Staff Position No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active (FSP 157-3). FSP 157-3 clarifies the application of SFAS No. 157 in a market that is not active and addresses application issues such as the use of internal assumptions when relevant observable data does not exist, the use of observable market information when the market is not active and the use of market quotes when assessing the relevance of observable and unobservable data. FSP 157-3 is effective for all periods presented in accordance with SFAS No. 157. The guidance in FSP 157-3 is effective immediately and did not have a material impact on the Company upon adoption.

DivX, Inc.

Notes to Consolidated Financial Statements—(Continued)

2. Investments and Fair Value Measurements

Investments

The following tables summarize investments by security type (in thousands):

December 31, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Auction-rate securities and put option	$18,665	$—	$(697)	$17,968
Commercial paper	6,201	1	(16)	6,186
Corporate bonds	31,531	43	(90)	31,484
U.S. government agency notes	35,990	237	—	36,227

	$92,387	$281	$(803)	$91,865

December 31, 2007
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Auction-rate securities	$17,700	$—	$—	$17,700
Commercial paper	30,750	38	(3)	$30,785
Corporate bonds	55,885	32	(41)	$55,876
U.S. government agency notes	22,055	87	—	$22,142

	$126,390	$157	$(44)	$126,503

The following table summarizes the contractual maturities of the Company’s investments (in thousands):

	December 31,
	2008	2007
Less than one year	$63,810	$99,340
Due in one to five years	10,087	9,463
Due after five years	17,968	17,700

	$91,865	$126,503

Asset-backed securities have been allocated within the contractual maturities table based upon the set maturity date of the security. Realized gains and losses on investments are included in interest income (expense), net, in the accompanying consolidated statements of income. The Company recorded a realized gain on its investments of $61,000 in 2008 and recorded no realized gains or losses on its investments in 2007.

As of December 31, 2008, the Company had no investments that have been in a continuous unrealized loss position for a period of 12 months. The majority of the gross unrealized losses as of December 31, 2008 were primarily due to the illiquidity of the Company’s ARS. The gross unrealized losses on the commercial paper and corporate bonds were the result of overall market risk aversion, lack of demand for securities that are non-government guaranteed and the relative widening of credit spreads relative to the U.S. Treasuries. The Company believes that it will be able to collect all principal and interest amounts due at maturity given the high credit quality of these investments. Since the decline in the market value of these investments is attributable to changes in market conditions and not credit quality, and since the Company has the ability and intent to hold those investments until a recovery of par value, which may be maturity, the Company does not consider these investments to be other-than temporarily impaired as of December 31, 2008.

DivX, Inc.

Notes to Consolidated Financial Statements—(Continued)

The Company’s short-term investments consist primarily of commercial paper, corporate bonds and U.S. government agency notes. The Company’s long-term investments consist primarily of ARS, which are long-term variable rate bonds tied to short-term interest rates. After the initial issuance of the securities, the interest rate on the securities is reset periodically, at intervals established at the time of issuance (primarily every 27 to 34 days), based on market demand for a reset period. ARS are bought and sold in the marketplace through a competitive bidding process often referred to as a “Dutch auction.” If there is insufficient interest in the securities at the time of an auction, the auction may not be completed and the rates may be reset to predetermined “penalty” or “maximum” rates. Prior to 2008, the Company classified all ARS as short-term investments. In February 2008, auctions began to fail for these securities and each auction since then has failed. As of December 31, 2008, the Company held $18.9 million par value ARS, all of which experienced failed auctions during the year. The underlying assets of the securities consisted of student loans and municipal bonds, of which $17.3 million were guaranteed by the U.S. government and the remaining $1.6 million were privately insured. All of these ARS had credit ratings of AAA, except one rated A3, by a rating agency. These ARS have contractual maturity dates ranging from 2030 to 2047. The Company is receiving the underlying cash flows on all of its ARS. The principal associated with failed auctions is not expected to be accessible until a successful auction occurs, the issuer redeems the securities, a buyer is found outside of the auction process or the underlying securities mature. The Company is unable to predict if these funds will become available before their maturity dates. As such, the Company’s ARS have been classified as long-term investments as of December 31, 2008.

In November 2008, the Company accepted an offer (the Right), from UBS, entitling it to sell at par value ARS originally purchased from UBS at anytime during a two-year period from June 30, 2010 through July 2, 2012. As of December 31, 2008, the Company held $14.4 million par value ARS purchased from UBS. In accepting the Right, the Company granted UBS the authority to sell or auction the ARS at par at any time up until the expiration date of the offer and released UBS from any claims relating to the marketing and sale of ARS. Although the Company expects to sell its ARS under the Right, if the Right is not exercised before July 2, 2012 it will expire and UBS will have no further rights or obligation to buy the Company’s ARS. In lieu of the Company’s acceptance of the Right, ARS will continue to accrue and pay interest as determined by the auction process or the terms specified in the prospectus of the ARS if the auction process fails. The value of the Right may largely offset the decline in fair value of the ARS subject to the put option issuer’s ability to perform. The issuers of the ARS continue to have the right to redeem the securities at their discretion. The Right also provides the Company with access to loans of up to 75% of the par value of the unredeemed securities until June 30, 2010. These loans would carry interest rates which would be consistent with the interest income on the related ARS. As of December 31, 2008, the Company had no loans outstanding under this Right. UBS’s obligations under the Right are not secured by its assets and do not require UBS to obtain any financing to support its performance obligations under the Rights.

The Company’s Right to sell the ARS to UBS commencing June 30, 2010 represents a put option for a payment equal to the par value of the ARS. As the put option is non-transferable and cannot be attached to the ARS if they are sold to another entity other than UBS, it represents a freestanding instrument between the Company and UBS. The Company elected the fair value option under SFAS 159 and recorded the put option in long-term investments. During 2008, the Company recorded a gain of $2.3 million representing (i) the initial fair value of the put option, and (ii) the changes in the fair value of the put option from November to the end of the year. The Company recorded a loss of $2.5 million representing (a) the transfer of the UBS ARS from available-for-sale to trading securities and, accordingly, recognizing the unrealized losses previously recorded in accumulated other comprehensive (loss) income in earnings at the election date, and (b) the subsequent changes in fair value from the election date to the end of the year. The transfer from available-for-sale to trading securities was a one-time election as allowed under SFAS 115, Accounting for Certain Investments in Debt and Equity Securities. Both the gain from recording the put option at fair value and the loss due to the transfer from available-for-sale to trading securities, as well as subsequent fair value adjustments, were recorded in other income (expense), net in the consolidated statements of income.

DivX, Inc.

Notes to Consolidated Financial Statements—(Continued)

The Company has the ability and intent to hold its non-UBS investments for a period of time sufficient to allow for any anticipated recovery in market value or final settlement at the underlying par value, as the Company believes that the credit ratings and credit support of the security issuers indicate that they have the ability to settle the securities at par value. As such, the Company has determined that no other-than-temporary impairment losses existed as of December 31, 2008.

Fair Value Measurements

In accordance with SFAS No. 157, the following table represents the Company’s fair value hierarchy for its financial assets (cash equivalents and investments) measured at fair value on a recurring basis as of December 31, 2008 (in thousands):

	Fair Value	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$38,244	$38,244	$—	$—
Short-term investments:
Commercial paper	6,186	6,186	—	—
Corporate bonds	31,484	31,484	—	—
Government	36,227	36,227	—	—
Long-term investments:
Auction rate securities	15,657	—	—	15,657
Put option	2,311	—	—	2,311

Total financial assets	$130,109	$112,141	$—	$17,968

Historically, the fair value of ARS approximates par value due to the frequent resets through the auction process. While the Company continues to earn interest on its ARS investments at the contractual rate, these investments are not currently trading and therefore do not have a readily determinable market value. Accordingly, the estimated fair value of the ARS no longer approximates par value. At December 31, 2008, the Company utilized a discounted cash flow approach to arrive at this valuation based on Level 3 inputs for the ARS. The assumptions used in preparing the discounted cash flow model include estimates of, based on data available as of December 31, 2008, interest rates, timing and amount of cash flows, credit and liquidity premiums, and expected holding periods of the ARS. The Company valued the put option asset using a discounted cash flow approach including estimates of, based on Level 3 data available as of December 31, 2008, interest rates, timing and amount of cash flow, adjusted for any bearer risk associated with UBS’s financial ability to repurchase the ARS beginning June 30, 2010. The assumptions used in valuing both the ARS and the put option are volatile and subject to change as the underlying sources of these assumptions and market conditions change.

DivX, Inc.

Notes to Consolidated Financial Statements—(Continued)

The following table provides reconciliation for all assets measured at fair value using significant unobservable inputs (Level 3) for the year ended December 31, 2008 (in thousands):

	Fair Value Measurements at Reporting Date Using Significant Unobservable Inputs (Level 3)
	Put Option	ARS
Balance at January 1, 2008	$—	$—
Transferred to Level 3	—	20,150
Redemption of ARS investments	—	(1,300)
Total gains or (losses):
Included in accumulated other comprehensive (loss) income	—	(697)
Included in net income	2,311	(2,496)

Balance at December 31, 2008	$2,311	$15,657

3. Financial Statement Details

Property and Equipment

Property and equipment consists of the following (in thousands):

	December 31,
	2008	2007
Computer equipment	$8,536	$8,137
Software	2,071	1,339
Leasehold improvements	1,177	1,119
Furniture and fixtures	495	427
Office equipment	175	173

	12,454	11,195
Less accumulated depreciation and amortization	(8,643)	(5,793)

	$3,811	$5,402

Depreciation and amortization expense was $2.9 million, $1.9 million, and $1.6 million for the years ended December 31, 2008, 2007 and 2006.

Purchased Intangible Assets

Purchased intangible assets consist of the following (in thousands):

	December 31,
	2008	2007
Developed technologies	$10,814	$11,337
Trade name	1,091	1,800
Customer lists	1,340	1,400

	13,245	14,537
Less accumulated amortization	(2,277)	(276)

	$10,968	$14,261

DivX, Inc.

Notes to Consolidated Financial Statements—(Continued)

Amortization expense relating to intangible assets was $2.0 million, $276,000 and $0 in 2008, 2007 and 2006, respectively, and is included in selling, general and administrative expenses in the consolidated statements of income. The change in the costs of the intangible assets reflects the change in foreign exchange rates as such assets are denominated in Euros.

Future estimated amortization expense over the following five-year period is as follows (in thousands):

2009	$2,185
2010	2,060
2011	2,060
2012	1,991
2013	1,501
Thereafter	1,171

$10,968

Restructuring Costs

During the first quarter of 2008, the Company shut down Stage6, the Company’s online video community service. In accordance with SFAS No. 144, the Company evaluated the long-lived assets associated with Stage6 for impairment. Based on the Company’s forecasts, the Company concluded that the carrying amount of certain computers and computer equipment, prepaid assets and an intangible asset were not recoverable. As a result, an impairment loss equal to the assets’ remaining carrying amounts of approximately $350,000 was recorded in selling, general and administrative expenses in the consolidated statements of income.

In addition, the Company identified several contractual obligations associated with Stage6 that were determined to have no future economic value. As a result, the Company recorded a loss of $477,000 on those contractual obligations in operating expenses in the consolidated statements of income.

The following table summarizes the activity and balances of accrued termination costs through December 31, 2008 (in thousands):

	Contractual Obligations	Property and Equipment Impairment	Total
Balance at December 31, 2007	$—	$—	$—
Charged to expense	477	350	827
Non-cash charge	(477)	(350)	(827)

Balance at December 31, 2008	$—	$—	$—

4. Convertible preferred stock, stockholders’ equity and share-based compensation

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

DivX, Inc.

Notes to Consolidated Financial Statements—(Continued)

The aggregate purchase price of the offering, exclusive of shares sold by selling stockholders in the offering, was $119.4 million. The net offering proceeds received by the Company after deducting total estimated expenses, including the underwriters’ discount were $108.2 million. The Company incurred total estimated expenses in connection with the offering of $11.2 million, which consisted of $2.5 million in legal, accounting and printing fees, $8.4 million in underwriters’ discounts, fees and commissions, and $343,000 in miscellaneous expenses.

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

DivX, Inc.

Notes to Consolidated Financial Statements—(Continued)

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

Stock options

In July 2006, the Company adopted its 2006 Equity Incentive Plan (2006 Plan), which became effective immediately following the closing date of the Company’s initial public offering. A total of 9,315,345 shares of common stock are reserved under the 2006 Plan as of December 31, 2008, such number is automatically increased on January 1 of each year by the lesser of (i) five percent of the total number of shares of common stock outstanding on December 31 of the previous year or (ii) 5,000,000 shares of common stock, subject to adjustments provided in the 2006 Plan, or such smaller amount of shares of common stock as the board of directors or compensation committee may designate. Generally, options granted under the 2006 Plan are exercisable for up to 10 years from the date of grant and vest over a four-year period. The Company also has a 2000 Stock Incentive Plan (2000 Plan). The Company has reserved 6,579,011 shares of common stock for issuance under the 2000 Plan. Generally, options granted under the 2000 Plan are exercisable for up to 10 years from the date of grant and vest over a four-year period. The 2000 Plan allows for early exercise of unvested options. The Company does not make grants from the 2000 Plan. Upon the exercise of an option prior to vesting, the Company has a right to repurchase such shares at the original exercise price to the extent that they have not vested in accordance with the related option agreement. The consideration received for the exercise of an unvested stock option granted is considered a deposit of the exercise price, and thus is a liability that is recorded by the Company. The liability associated with this potential for repurchase, and the related shares, are only reclassified into equity as the option award vests. As a result, the Company has recorded a liability of $19,000, $114,000 and $356,000 as of December 31, 2008, 2007 and 2006, respectively, for the unvested portion of early stock option exercises.

DivX, Inc.

Notes to Consolidated Financial Statements—(Continued)

Following is a summary of all stock option activity for the years ended December 31, 2008, 2007 and 2006 (in thousands, except per share amounts):

	Options	Weighted-average exercise price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Balance at December 31, 2005	1,697	$0.58
Granted	999	10.40
Exercised	(586)	0.71
Canceled	(127)	2.53

Balance at December 31, 2006	1,983	$5.36	7.7	$35,765
Granted	4,202	16.89
Exercised	(683)	1.68
Canceled	(1,257)	16.73

Balance at December 31, 2007	4,245	$14.04	8.9	$10,374

Granted	2,165	7.36
Exercised	(277)	0.87
Canceled	(1,079)	13.47

Balance at December 31, 2008	5,054	$10.44	8.6	$1,688

Vested at December 31, 2008	1,533	$11.45	7.7	$1,395

Vested and expected to vest at December 31, 2008	4,596	$10.52	8.5	$1,661

Exercisable at December 31, 2008	1,681	$10.89	7.6	$1,648

The number of shares subject to repurchase that were unvested at December 31, 2008, 2007 and 2006 includes 12,385, 122,887, and 452,391 shares at a weighted average exercise price of $1.51, $0.93, and $0.79, respectively.

As of December 31, 2008, 1,040,065 and 6,052,604 shares were available for future grant under the 2000 Plan and the 2006 Plan, respectively.

2006 Employee Stock Purchase Plan

In July 2006, the Company adopted the 2006 Employee Stock Purchase Plan (Purchase Plan). A total of 550,000 shares of common stock were initially reserved under the Purchase Plan, such number to be automatically increased on January 1 of each year, beginning with January 1, 2007, by the lesser of (i) one and one-half percent of the total number of shares outstanding or (ii) 1,500,000 of common stock, subject to adjustment as provided in the Purchase Plan, for issuance and purchase by employees of the Company to assist them in acquiring a stock ownership interest in the Company and to encourage them to remain employees of the Company. The Purchase Plan is qualified under Section 423 of the Internal Revenue Code and permits eligible employees to purchase common stock at a discount through payroll deductions during specified six-month offering periods. No employee may purchase more than $25,000 worth of common stock in any calendar year.

The purchase price of common stock under the Purchase Plan shall be determined as the lesser of (i) an amount equal to eighty-five percent of the fair market value of the shares of common stock on the offering date

DivX, Inc.

Notes to Consolidated Financial Statements—(Continued)

or (ii) an amount equal to eighty-five percent of the fair market value of the shares of common stock on the last day of each six-month purchase period.

The Company issued 126,789, 136,898 and 0 shares under the Employee Stock Purchase Plan in the years ended December 31, 2008, 2007 and 2006, respectively. As of December 31, 2008, there were approximately 1,574,602 shares reserved for grant under this program.

Restricted Stock Awards

In March 2008, the Board of Directors, pursuant to the 2006 Plan, granted 377,000 shares of restricted stock to executives and an employee at a fair value of $7.32 per share. The restricted stock awards vest in quarterly increments over a four-year period.

Restricted stock award activity for 2008, is as follows in thousands:

	2008
	Non-vested Shares	Weighted Average Grant Date Fair Value
Beginning balance	—	$—
Awarded	377	7.32
Released	(69)	7.32
Forfeited	(24)	7.32

Ending balance	284	$7.32

Restricted stock awards are considered outstanding at the time of grant, as the stock award holders are entitled to voting rights. Unvested restricted stock awards are not considered outstanding in the computation of basic earnings per share.

Information regarding restricted stock units outstanding as of December 31, 2008 is summarized below:

	Number of Shares	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value* (thousands)
As of December 31, 2008
Shares outstanding	284	1.7 years	$1,485
Shares vested and expected to vest	249	1.6 years	$1,302

*	The intrinsic value is calculated as the market value as of end of the year. As reported by the NASDAQ Global Select Market, the market value as of December 31, 2008 was $5.23 per share.

DivX, Inc.

Notes to Consolidated Financial Statements—(Continued)

Warrants

A summary of warrant activity is as follows (in thousands, except per share data):

	December 31,
	2008		2007		2006
	Number of Warrants	Weighted Average Exercise Price	Number of Warrants	Weighted Average Exercise Price	Number of Warrants	Weighted Average Exercise Price
Outstanding, beginning of year	175	$10.46	583	$1.00	788	$1.35
Granted	370	7.20	100	16.14	—	—
Exercised	(1)	0.73	(508)	0.73	(205)	2.34

Outstanding, end of year	544	$8.25	175	$10.46	583	$1.00

In June 2008, the Company executed a format approval fee agreement with SPTI, covering the world, excluding the U.S., District of Columbia and Canada. In October 2008, the Company executed a format approval and license agreement with WB. In connection with the execution of both agreements, the Company issued SPTI and WB fully vested warrants to purchase 50,000 shares and 320,000 shares of the common stock of the Company, respectively. Fully vested warrants granted under the SPTI and WB contracts can be exercised for strike prices of $9.45 and $6.85, respectively, and over exercise periods of 18 and 22 months, respectively.

Share Repurchase Program

In March 2008, the Company’s Board of Directors approved a share repurchase program authorizing the Company to repurchase up to $20.0 million of its common stock. The Company completed its share repurchase program by the end of the second quarter of 2008 with the purchases of approximately 2.8 million shares of its common stock for a total purchase price of approximately $20.0 million. Purchases under this program were made through a 10b5-1 program, and open market purchases.

The shares repurchased were retired and additional paid-in-capital was reduced accordingly, to the extent of the average premium with any excess being recorded as a reduction to retained earnings.

Shares of common stock reserved for issuance

As of December 31, 2008 and 2007, shares of common stock reserved for issuance were as follows (In thousands):

	December 31,
	2008	2007
Common stock options outstanding	5,054	4,245
Common stock options available for grant	7,093	6,935
Warrants	544	175

Total common shares reserved for future issuance	12,691	11,355

DivX, Inc.

Notes to Consolidated Financial Statements—(Continued)

Share-based Compensation

Stock Options

The Company accounts for employee share-based compensation in accordance with SFAS No. 123R, which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements as compensation expense over the vesting period based on their grant date fair values. To determine share-based compensation, the Company use the Black-Scholes option pricing model to estimate the fair value of options granted under employee share-based compensation plans. The Black-Scholes option pricing model requires the Company to estimate a variety of factors, including the expected term of the option, the volatility of our common stock, the applicable risk-free rate, dividend yield and the forfeiture rate. The Company’s expected term represents the weighted-average period that its stock options are expected to be outstanding. The Company uses the historical volatility of its common stock as well as the historical volatility of a comparable peer group. The peer group historical volatility is used due to the limited trading history of the Company’s common stock. The Company uses a risk-free interest rate that is based on the implied yield available on U.S. Treasury issued with an equivalent remaining term at the time of grant. The Company has not paid dividends in the past and currently does not plan to pay any dividends in the foreseeable future and as such, dividend yield is assumed to be zero for the purposes of valuing the stock options granted.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes method with the following assumptions in the years ended December 31, 2008, 2007 and 2006:

	2008	2007	2006
Average Expected life (in years)	6.05	6.24	6.25
Average Interest rate	3.0%	4.6%	5.0%
Average Volatility	54%	48%	55%
Dividend yield	—	—	—

The Company recorded share-based compensation expense and a reduction in net income of approximately $5.2 million, $7.4 million $1.9 million for the years ended December 31, 2008, 2007 and 2006, respectively. Recording this share-based compensation expense caused the Company’s basic and diluted earnings per share for the year ended December 31, 2008 to be reduced by $0.16 and $0.16, respectively, for the year ended December 31, 2007 to be reduced by $0.22 and $0.21, respectively, and for the year ended December 31, 2006 to be reduced by $0.12 and $0.11, respectively, net of related tax benefits.

On May 8, 2008, the Board of Directors approved an option repricing program by the Company. Pursuant to the Board of Directors’ approval, the Company reduced the exercise price of all outstanding non-vested, non-qualified stock options granted to all employees (excluding Section 16 officers) who had exercise prices of $11.00 and above. Approximately 250 employees were included in this program. The exercise price of such options was re-set to $9.79 per share, which was equal to 110% of $8.90, the fair market value of the Company’s common stock as of May 8, 2008. This modification to the existing stock options resulted in an approximately $1.5 million incremental increase in value of the related stock options, the incremental stock compensation cost of which will be recognized by the Company ratably over the remaining life of such stock options. During the year ended December 31, 2008, the Company recorded approximately $300,000 in additional share-based compensation expenses directly associated with the re-priced stock options.

As of December 31, 2008, there was $21.7 million of unrecognized share-based compensation cost which is expected to be recognized over a weighted-average period of 3.03 years. The unrecognized compensation related to the acquisition of Corporate Green (which is described in more detail in Note 11) was $25,000 and was

DivX, Inc.

Notes to Consolidated Financial Statements—(Continued)

recognized during 2008. The Company recorded cash received from the exercise of stock options of $241,000, $1.1 million and $414,000 and related tax benefits of $3.8 million, $825,000 and $60,000 during 2008, 2007 and 2006, respectively. Upon option exercise, the Company issues new shares of common stock.

The estimated weighted-average fair value of an option to purchase one share of common stock granted during 2008, 2007 and 2006 was $3.89, $8.42 and $7.30, respectively. The total intrinsic value of options exercised during 2008, 2007 and 2006 was $2.8 million, $10.3 million and $2.3 million, respectively.

2006 Employee Stock Purchase Plan

The fair value of each compensatory share purchase right is estimated on the date of grant using the Black-Scholes option pricing model. The following assumptions were used in estimating the fair value of the purchase rights during 2008, 2007 and 2006:

	2008	2007	2006
Average Expected term (in years)	0.50	0.56	0.50
Average Risk-free interest rate	1.4%	4.2%	5.1%
Average Expected volatility	80%	41%	39%
Dividend yield	—	—	—

The weighted-average estimated fair value of each compensatory share purchase right issued during 2008, 2007 and 2006 was $2.49, $5.14, and $4.29, respectively.

Restricted Stock Awards and Warrants

The company recognized the estimated compensation cost of restricted stock awards, net of estimated forfeitures, over the vesting term. The estimated compensation cost is based on the fair value of our common stock on the date of grant. In March 2008, the Board of Directors, pursuant to the 2006 Plan, granted 377,000 shares of restricted stock to executives and an employee at a fair value of $7.32 per share. The restricted stock awards vest in quarterly increments over a four-year period. The Company estimated the aggregate fair value of this award at approximately $2.8 million which is being amortized and recorded as compensation expense ratably over a period of four years. The total fair value of restricted stock awards vested during 2008 was $505,000.

The Company determined the value of warrants at the date of grant using the Black-Scholes option pricing model based on the estimated fair value of the underlying stock, a volatility rate ranging from 48% to 50%, no dividends, a risk-free interest rate ranging from 1.4% to 2.9%, and an expected lives that coincide with the maximum exercise periods of the warrants. As of December 31, 2008, the warrants outstanding are the fully vested warrants to purchase 50,000 shares and 320,000 shares of the common stock of the Company that were issued in connection with the execution of the format approval fee agreements with SPTI and WB, respectively. Such fully vested warrants granted under the SPTI and WB contracts can be exercised for strike prices of $9.45 and $6.85, respectively, and over exercise periods of 18 and 22 months, respectively. The value of these SPTI and WB warrants at the date of issuance was approximately $90,000 and $300,000 respectively, and is being recorded as a reduction in revenue and as marketing expense, respectively, over the useful lives of the format fee agreements of approximately five and four years, respectively.

5. Financing arrangement

In conjunction with the acquisition of MainConcept during 2007, the Company assumed an overdraft facility and a bank loan for $37,000 and $47,000, respectively as of December 31, 2007. The overdraft facility

DivX, Inc.

Notes to Consolidated Financial Statements—(Continued)

bore interest at a rate of approximately 12% per annum and was payable upon demand. The bank loan was payable over a period of two years ending in September 2009 and bore interest at a rate of 4.75% per annum. During 2008 the overdraft facility and bank loan were paid in full and no amount was outstanding as of December 31, 2008.

6. Commitments

Leases

The Company has multiple operating leases for facilities and equipment expiring through 2009. As of December 31, 2008, the Company has no outstanding capital leases. Cost under capital leases was $1.9 million and $1.9 million at December 31, 2007 and 2006, respectively. Accumulated amortization under capital leases was $1.8 million and $1.8 million at December 31, 2007 and 2006, respectively. Amortization of equipment under capital lease obligations is included in depreciation expense in the consolidated statements of income. Rent expense under operating leases was $1.2 million, $1.0 million, and $818,000 for the years ended December 31, 2008, 2007, and 2006, respectively.

In 2008, the Company entered into a lease agreement for approximately 47,000 square feet of space for our headquarters in San Diego that expires in March 2014. Minimum lease payments are estimated to be approximately $592,000 for 2009.

Future minimum payments under non-cancelable operating leases with initial terms of one year or more consists of the following at December 31, 2008 (in thousands):

Operating leases
2009	$1,118
2010	1,406
2011	1,331
2012	1,321
2013 and thereafter	1,688

Total minimum lease payments	$6,864

Pursuant to an office lease agreement entered in June 2004, the Company established a $250,000 letter of credit which expires on May 31, 2009. The Company does not expect to renew this letter of credit upon its expiration.

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

DivX, Inc.

Notes to Consolidated Financial Statements—(Continued)

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

On October 22, 2007, following the filing of our declaratory relief action which was subsequently dismissed, Universal Music Group, Inc., or UMG, filed a lawsuit against the Company in the Central District of California. UMG’s suit alleges copyright infringement and seeks monetary damages related to the Company’s operation of the Stage6 online video community service, which was shut down on February 29, 2008. The Company believes it has meritorious defenses to UMG’s claims and will assert them vigorously, but litigation is inherently uncertain and there can be no guarantee that it will prevail or that the litigation will not have material adverse consequences for the Company; an unfavorable resolution of these proceedings could materially affect our future operating results or financial conditions in particular periods.

The Company is also involved in various legal proceedings from time to time arising from the normal course of business activities, including commercial, employment and other matters. In its opinion, resolution of any of its legal matters is not expected to have a material adverse effect on the Company’s operating results or financial condition. However, it is possible that an unfavorable resolution of one or more such proceedings could materially affect the Company’s future operating results or financial condition in a particular period.

8. Income taxes

Income before income taxes is comprised of the following (in thousands):

	Year Ended December 31,
	2008	2007	2006
Domestic	$20,745	$9,573	$17,002
Foreign	(4,133)	(1,339)	—

	$16,612	$8,234	$17,002

The components of the income tax provision (benefit) were as follows (in thousands):

	Year ended December 31,
	2008	2007	2006
Current:
Federal	$5,089	$(954)	$550
State	2,013	547	—
Foreign	3,420	3,400	2,312

Total current	10,522	2,993	2,862
Deferred
Federal	(1,676)	(3,361)	(1,624)
State	(620)	(525)	(676)
Foreign	(1,622)	(81)	—

Total deferred	(3,918)	(3,967)	(2,300)

Total income tax provision (benefit)	$6,604	$(974)	$562

DivX, Inc.

Notes to Consolidated Financial Statements—(Continued)

The following is a reconciliation of the expected statutory federal income tax provision to the Company’s actual income tax provision (benefit) (in thousands):

	Year ended December 31,
	2008	2007	2006
Expected income tax provision at federal statutory tax rate	$5,816	$2,882	$5,950
State income tax provision, net of federal benefit	875	16	977
Stock compensation	449	320	472
Foreign income taxes	3,420	3,298	2,312
Valuation allowance	(320)	(742)	(7,652)
Tax credits	(3,202)	(3,928)	(3,211)
Net change in reserves	(248)	(1,744)	—
Utilization of net operating loss carryforward	—	(1,825)	—
Other	(186)	749	1,714

Income tax provision (benefit)	$6,604	$(974)	$562

Significant components of the Company’s deferred taxes as of December 31, 2007 and 2008, are shown below (in thousands)

	Year ended December 31,
	2008	2007
Deferred tax assets:
Net operating loss carryforwards	$2,269	$2,028
Share-based compensation	4,859	2,806
Accrued expenses	544	1,579
Amortization expense	2,029	1,406
Research and development and other tax credits	2,025	—
Allowance for uncollectible accounts receivable	338	745
State taxes	705	192
Deferred revenue	280	432
Depreciation Expense	419	43
Unrealized losses on investments	358	—
Unrealized losses on foreign currency exchange rate conversion	292	—
Other, net	151	292

Total deferred tax assets	14,269	9,523
Valuation allowance for deferred tax assets	—	(320)

Net deferred tax assets	$14,269	$9,203

Deferred tax liabilities - purchased intangible assets	3,440	4,269

Total net deferred tax assets	$10,829	$4,934

At December 31, 2008, the Company has U.S. federal, California and foreign net operating loss carryforwards of approximately $1 million, $600,000 and $6.2 million, respectively. Federal and California net operating loss carryforwards will begin to expire in 2021 and 2011, respectively, unless previously utilized. Foreign net operating loss carryforwards will begin to expire five years from the year they were generated. During 2007, the Company recorded an income tax benefit of approximately $1.8 million as a result of the completion of the Company’s Section 382/383 limitation analysis pertaining to the Company’s deferred tax

DivX, Inc.

Notes to Consolidated Financial Statements—(Continued)

assets related to net operating loss carryforwards and certain research and development credits. It was determined that domestic net operating loss carryforwards, generated prior to November 19, 2001, will be limited to utilization of $372,000 per year under Section 382.

At December 31, 2007, based on the weight of available evidence, including cumulative profitability in recent years, the Company determined that it was more likely than not that a portion of its U.S. deferred tax assets would be realized and, at December 31, 2007, eliminated $1.1 million of valuation allowance associated with its U.S. deferred tax assets. The elimination of valuation allowance resulted in $1.1 million recognized as an increase in earnings for the year ended December 31, 2007.

As a result of its acquisition of MainConcept AG (MainConcept), the Company’s wholly-owned subsidiary, during 2007 (see Note 11), the Company had recorded a deferred tax asset of approximately $1.4 million related to foreign net operating loss carryforwards. At December 31, 2007, the Company had recorded a $320,000 valuation allowance against this asset, which was eliminated during 2008. The elimination of the valuation allowance resulted in a $320,000 increase in earnings for the year ended December 31, 2008. In addition, the Company also recorded a deferred tax liability of approximately $4.3 million relating to purchased intangible assets upon acquisition in 2007.

Effective May 12, 2008, the Company made certain U.S. tax elections to treat MainConcept GmbH as a disregarded entity for U.S. income tax purposes. This has the effect of having the income or loss of this foreign subsidiary taxed in the United States as if it were a branch. Further, the U.S. tax elections created tax deductible intangible assets and goodwill. As a result, the Company will receive U.S. tax benefits for the amortization of the purchased intangible assets and tax deductible goodwill, which did not previously exist for U.S. federal income tax purposes. The elections resulted in the recognition of a U.S. deferred tax asset of approximately $2.1 million relating to these future U.S. tax benefits. This deferred tax asset was recorded as a reduction to goodwill during the second quarter of 2008 as part of the finalization of the purchase price allocation.

The Company adopted FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes an interpretation of FASB Statement No. 109, at the beginning of 2007. As a result of adoption, the Company increased its accrual for unrecognized tax benefits by $2.4 million primarily related to research and development credits and a reduction in retained earnings of the same amount. During the fourth quarter of 2007, the Company completed its documentation process to support its research and development credits previously reserved under the adoption of FIN 48. After the Company completed the documentation process, it had determined that it was more likely than not that approximately $1.7 million of the tax benefits for the research and development tax credits should be recognized and accordingly, the Company recorded a reduction to its FIN 48 accrual of $1.7 million and a corresponding decrease in current income tax expense.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Unrecognized tax benefits balance at January 1, 2007	$3,151
Increases related to current year tax positions	135
Reversal of accrued unrecognized tax benefits	(2,019)
Decrease in unrecognized tax benefits for years prior to 2007	(641)

Unrecognized tax benefits balance at December 31, 2007	626
Increases related to current year tax positions	49
Decrease in unrecognized tax benefits for years prior to 2008	(297)

Unrecognized tax benefits balance at December 31, 2008	$378

DivX, Inc.

Notes to Consolidated Financial Statements—(Continued)

All of the unrecognized tax benefits, if recognized, would affect the effective tax rate. The Company does not anticipate there will be a significant change in the unrecognized tax benefits within the next 12 months.

It is the Company’s practice to include interest and penalties that relate to income tax matters as a component of income tax expense. Including the cumulative effect of adopting FIN 48, $12,000 of interest and $0 of penalties were accrued as of December 31, 2008.

The Company files income tax returns in the U.S. and various foreign and state jurisdictions. Due to net operating loss and research and development credit carryovers from earlier years, the Company is subject to income tax examination by tax authorities from our inception to date. The examination of the Company’s U.S. federal income tax return for the 2006 tax year was completed in November 2008. The completion of this examination did not have a material effect on the Company’s financial condition or results of operations. The Company is not currently under audit in any major taxing jurisdiction.

Tax benefits of $60,000 and $825,000 for the years ended December 31, 2007 and 2006, respectively, related to employee stock compensation programs were credited to stockholders’ equity. During 2008, the Company had a net shortfall of $744,000 debited to stockholders’ equity, which related to the reversal of previously recorded deferred tax assets relating employee stock compensation programs for employees no longer employed at the Company.

9. Employee retirement plan

The Company has a 401(k) defined contribution retirement plan covering all employees who have completed one month of service. Participants may contribute up to 15% of annual compensation. The Company may, at its sole discretion, match 50% of employee contributions up to 4% of gross wages. For the years ended December 31, 2006 and 2007 there were no matching contributions made by the Company. For the year ended December 31, 2008, the Company provided a matching contribution of $198,000.

10. Segment information and concentration of risk

Segment information

The Company’s operations are located primarily in the United States, and most of its assets are located in San Diego, California. The Company operates in one segment. Our chief operating decision-maker reviews our operating results on an aggregate basis and manages our operations as a single operating segment. Revenues are derived the following geographic region from which our customers manufacture products:

	Year Ended December 31,
	2008	2007	2006
	(in thousands)
North America	$24,425	$19,140	$14,426
Europe	11,332	15,532	6,597
Asia	57,953	49,865	37,336
Rest of world	195	325	966

Total	$93,905	$84,862	$59,325

Concentration of risk

The Company has historically generated a substantial amount of its revenue from international sales. Any significant decline in the Company’s international sales could have a material adverse effect on its business, financial condition and results of operations.

DivX, Inc.

Notes to Consolidated Financial Statements—(Continued)

For the years 2008, 2007 and 2006, the Company’s revenues outside North America comprised 74%, 77% and 76%, respectively, of its total net revenues. In addition, a large number of such consumer hardware device manufacturers are located in Asia, which comprised 62%, 59% and 63% of the Company’s total net revenues for 2008, 2007 and 2006, respectively.

11. Business Acquisitions and Combinations

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

The purchase price allocations are shown below (in thousands):

Cash and investments	$433
Accounts receivable	594
Other current assets	162
Property and equipment	419
Accounts payable and accrued expenses	(1,120)
Deferred tax liability, net	(3,119)
Long-tem debt	(295)
Other long-term liabilities	(25)

Net tangible liabilities	(2,951)
Developed technologies	11,337
Customer lists	1,400
Tradename	1,800
Goodwill	11,000

Total purchase price	$22,586

The MainConcept purchase agreement also provides for additional payments of up to approximately $5.6 million upon the achievement by MainConcept of certain product development goals and certain financial milestones. During the year ended December 31, 2008, $2.5 million, in milestones were recorded as additional purchase price and allocated to goodwill, which is deductible for U.S. tax purposes. In addition, effective May 12, 2008, the Company made certain U.S. tax elections to treat MainConcept, as a disregarded entity for U.S. income tax purposes. The elections resulted in the recognition of a U.S. deferred tax asset of approximately $2.1 million relating to future U.S. tax benefits. This deferred tax asset was recorded as a reduction to goodwill during of 2008 as part of the finalization of the purchase price allocation.

DivX, Inc.

Notes to Consolidated Financial Statements—(Continued)

The following table provides a summary of changes in the goodwill balance for the year ended December 31, 2008 (in thousands):

Balance at December 31, 2007	$11,000
Product development and financial milestones	2,524
Purchase accounting adjustment related to deferred revenue	(643)
Impact from “check-the-box” election	(2,145)
Effect of exchange rate changes	(378)

Balance at December 31, 2008	$10,358

The goodwill recorded for the acquisition of MainConcept is not currently deductible for tax purposes and is assessed annually for impairment. The identifiable intangible assets are amortized over the useful lives of five to seven years for the tradename, developed technologies, six years for tier I customer lists, two years for tier II customer lists. The acquired goodwill will not be amortized but assessed annually for impairment.

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, or SFAS No. 142, the Company performed an annual goodwill impairment analysis as of October 1, 2008, the testing date. At October 1, 2008, the Company had one reporting unit as determined and identified in accordance with SFAS No. 142. The Company compared the carrying value of the reporting unit to its estimated fair value in accordance with SFAS No. 142.

The Company estimated the fair value of the reporting unit primarily using both the income approach valuation methodology that includes the discounted cash flow method, and the market approach which utilizes market multiples and other Company specific data to estimate the fair value. The discounted cash flows for the reporting unit were based on discrete financial forecasts developed by management for planning purposes. Cash flows beyond the discrete forecasts were estimated using a terminal value calculation, which incorporated historical and forecasted financial trends for the identified reporting unit and considered long-term earnings growth rates. Future cash flows were discounted to present value by incorporating the present value techniques discussed in Concepts Statement 7. Specifically, the income approach valuations included reporting unit cash flow discount rates ranging from 12% to 14%, and terminal value growth rates ranging from 2% to 4%. Publicly available information regarding the Company’s market capitalization was also considered in assessing the reasonableness of the cumulative fair values of our reporting units estimated using the discounted cash flow methodology.

To validate the reasonableness of the reporting unit fair value, the Company reconciled the aggregated fair value of the reporting unit determined in step one of the goodwill impairment test to the market capitalization of DivX stock to derive the implied control premium. In performing this reconciliation, the Company used an average stock price over a range of dates around the valuation date, generally 30 days. The Company assessed the implied control premium to determine if the fair value of the reporting unit estimated in step one of the goodwill impairment test is reasonable.

Upon completion of the October 2008 annual impairment assessment, the Company determined no impairment was indicated as the estimated fair value of the reporting unit exceeded its carrying value. Changes in estimates and assumptions made in conducting the goodwill assessment could affect the estimated fair value of the reporting unit and could result in a goodwill impairment charge in a future period. However, a 10% decrease in the estimated fair value of the reporting unit at October 1, 2008 would not have resulted in a goodwill impairment charge.

DivX, Inc.

Notes to Consolidated Financial Statements—(Continued)

In connection with the acquisition of MainConcept in November 2007, the Company identified the MainConcept tradename as an intangible asset with an indefinite life, and valued the tradename at $1.8 million. Due to the change in the foreign exchange rates, at December 31, 2008, the tradename had a carrying value of $1.7 million. The Company also performed an annual impairment assessment of the carrying value of the MainConcept tradename as required under SFAS No. 142 as of October 1, 2008. In accordance with SFAS No. 142, the Company assessed the fair value of the tradename and compared the fair value to its carrying value.

The Company estimated the fair value of the tradename using the income approach valuation methodology that includes the discounted cash flow method, based on discrete financial forecasts for planning purposes and incorporates a terminal value calculation for years beyond the internal forecasts. Future cash flows were also discounted to present value by incorporating the present value techniques discussed in Concepts Statement 7. Specifically, the income approach valuation used a cash flow discount rate of 17% and a terminal value growth rate of 4%.

Upon completion of the annual impairment assessment, the Company concluded that the carrying value of the tradename exceeded its fair value, and recorded an impairment charge of approximately $600,000 in the consolidated statements of income of 2008. In addition, as of December 31, 2008, the Company determined that the life of the tradename was no longer indefinite based on the Company’s revised estimated usage and will amortize the tradename prospectively over its estimated useful life of 6 years.

Veatros

In July 2007, the Company acquired all of the assets of Veatros, L.L.C. (Veatros), a limited liability company engaged in real-time digital video processing for the purposes of producing enhanced video search and discovery services. At the time of acquisition, the operations of Veatros had been wound down and no development projects were in-process. The acquisition was accounted for as an acquisition of assets in accordance with Emerging Issues Task Force Issue No. 98-3, Determining Whether a Nonmonetary Transaction Involves Receipt of Productive Assets or of a Business. The total purchase price for the acquisition was up to $4.3 million comprised of an initial upfront cash payment of $2.0 million, which the Company made in July 2007, and subsequent cash payments of $2.3 million upon the achievement of certain technology related milestones. The Company did not acquire any tangible assets or assume any liabilities as a result of the acquisition. The Company allocated the cash payments of $4.3 million to one identifiable intangible asset, a patented technology license. The asset is being amortized over the useful life of the patented technology license, or approximately eight years.

In July 2007, subsequent to the asset purchase, the Company’s board of directors approved a plan to separate its Stage6 operations into a separate private entity, and in early 2008 Stage6 was shut down. As a significant portion of the benefit from the acquired patented technology license was originally to be derived from Stage6 future activities, the Company evaluated the intangible asset for impairment as of December 31, 2008 in accordance with Statement of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets based on the projected benefits solely attributable to our core consumer electronics business. Based on the Company’s revised forecasts excluding the Stage6 future activities and discounting the cash flows attributable to our core consumer electronics business, the Company concluded that the carrying amount of the asset was not fully recoverable and an impairment charge equal to approximately $3.0 million was recorded in 2007 in the consolidated statements of income, as the acquired patented technology license was considered to have a recoverable value of approximately $60,000. During the year of 2008, technology milestones equal to $1.3 million in the aggregate were achieved and paid. As these technology milestones were attributable to Stage6, the milestones were not considered to be recoverable and as a result, the Company recorded an impairment charge of $1.3 million in the consolidated statements of income during 2008. All milestones had been achieved and the Company had no remaining liability related to the acquisition of Veatros as of December 31, 2008.

DivX, Inc.

Notes to Consolidated Financial Statements—(Continued)

Corporate Green

In March 2006 the Company acquired all of the assets of Corporate Green, a general partnership that developed an online community platform but had not commenced its principal operations and had not generated any revenue through the date of the acquisition. The total purchase price for the acquisition was valued at $659,000 and consisted of $431,000 in cash and 34,824 fully vested shares of the Company’s common stock, valued at $228,000. In addition to the purchase price, the Company issued to the former partners of Corporate Green 69,651 restricted shares of its common stock which vested upon the occurrence of certain events. Upon the earlier of December 31, 2006, March 31, 2007 and June 30, 2007 and the occurrence of certain performance milestones, and subject, in the case of the latter two events, to continued employment, the Company would pay an aggregate of $104,000, $104,000 and $31,000, respectively, in cash to the three former Corporate Green partners. At December 31, 2008, these milestones had been completed and the associated 65,798 restricted shares of common stock vested and the milestone payments of $239,000 had been paid. The remaining 3,853 restricted shares vested during 2008. In accordance with EITF Issue No. 95-8, Accounting for Contingent Consideration Paid to Shareholders of an Acquired Enterprise in a Purchase Business Combination, these deferred cash payments and the restricted stock were recorded as compensation expense in the period in which they are earned, as the payment of additional amounts and vesting of shares are directly linked to continued employment with the Company.

The total purchase price, including other acquisition related costs was $659,000 and has been allocated as follows:

Developed Technology	$46,000
Assembled Workforce	613,000

$659,000

The above amounts were amortized to expense over the estimated useful lives of approximately 1.25 years. As of December 31, 2007 the acquisition related costs were fully amortized.

12 . Subsequent Event (unaudited)

On March 9, 2009, the Company entered into a Promotion and Distribution Agreement, (the Agreement) with Google, Inc. (Google) pursuant to which the Company agreed to distribute Google’s products with the Company’s software offerings. Google has agreed to pay the Company fees under the Agreement based on successful activations of Google’s products. Distribution pursuant to the Agreement, starting with Google’s new browser, Chrome, is expected to commence in the first or second quarter of 2009. Pursuant to its terms, the Agreement expires on February 28, 2011, or upon the achievement of a maximum distribution commitment, however the Agreement may be extended for up to two years beyond the original term at Google’s option.

13. Selected quarterly financial data (unaudited)

The following table presents selected quarterly financial information for the periods indicated. This information has been derived from the Company’s unaudited quarterly consolidated financial statements, which in the opinion of management include all adjustments necessary for a fair statement of such information. The 2008 quarterly financial results include impairment charges of $1.0 million, $300,000 and $600,000 in the first second and fourth quarters of 2008, respectively, for acquired intangible assets. The 2007 quarterly financial results include the reversal of approximately $4.1 million of tax reserves and the elimination of the valuation allowance on deferred tax assets in the fourth quarter of 2007 and an impairment charge of $3.0 million in the third quarter of 2007. The quarterly per share amounts presented below were calculated separately and may not sum to the annual figures presented in the consolidated statements of income. These operating results are also not necessarily indicative of results for any future period.

DivX, Inc.

Notes to Consolidated Financial Statements—(Continued)

	2008
	Q1	Q2	Q3	Q4	Total
	(in thousands, except per share amounts)
Net revenues	$25,022	$21,319	$24,409	$23,155	$93,905
Gross profit	23,814	20,177	23,256	22,062	89,309
Income from operations	1,412	1,988	5,314	3,932	12,646
Income before income taxes	3,586	3,083	5,545	4,398	16,612
Net income	2,481	1,677	3,280	2,570	10,008
Net income per share:
Basic	$0.07	$0.05	$0.10	$0.08	$0.30
Diluted	0.07	0.05	0.10	0.08	0.30

	2007
	Q1	Q2	Q3	Q4	Total
	(in thousands, except per share amounts)
Net revenues	$20,218	$18,279	$21,895	$24,470	$84,862
Gross profit	19,109	17,302	20,887	23,085	80,383
Income (loss) from operations	4,157	(341)	(779)	(2,680)	357
Income (loss) before income taxes	6,060	1,683	1,249	(758)	8,234
Net income	3,660	1,003	816	3,729	9,208
Net income per share:
Basic	$0.11	$0.03	$0.02	$0.11	$0.27
Diluted	0.10	0.03	0.02	0.11	0.26

DivX, Inc.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 and 2006 (in thousands)

Allowance for Uncollectible Sales and Accounts	Balance at beginning of year	Charged to operations	Deductions from allowance(1)	Balance at end of year
For the year ended December 31, 2006	$963	$1,685	$(1,224)	$1,424
For the year ended December 31, 2007	1,424	968	(483)	1,909
For the year ended December 31, 2008	1,909	261	(1,241)	929

(1)	Write-offs net of recoveries.