Form 10-Q
period 2009-03-31
DIVX INC
filed 2009-05-08
CIK 1342960

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended March 31, 2009

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

Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months
(or such shorter period that the registrant was required to submit and post such files).

Yes  ☐    No  ☐

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

Yes  ☐    No  ☒

The number of shares of the Registrant’s Common Stock outstanding as of April 30, 2009 was 32,420,220.

DIVX, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED MARCH 31, 2009

PART I — FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

DIVX, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	March 31, 2009	December 31, 2008
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$21,522	$43,442
Short-term investments	98,156	73,897
Accounts receivable, net of allowance of $670 and $929 at March 31, 2009 and December 31, 2008, respectively	2,034	7,263
Income taxes receivable	1,366	185
Prepaid expenses	6,947	3,465
Deferred tax assets, current	1,841	1,841
Other current assets	869	1,082

Total current assets	132,735	131,175
Property and equipment, net	3,339	3,811
Long-term investments	18,139	17,968
Deferred tax assets, long-term	10,515	10,547
Purchased intangible assets, net	12,738	10,968
Goodwill	9,830	10,358
Other assets	5,316	8,574

Total assets	$192,612	$193,401

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,364	$1,319
Accrued liabilities	2,219	2,353
Accrued compensation and benefits	3,016	3,153
Accrued format approval fee	1,354	1,333
Accrued patent royalties	360	681
Income taxes payable	389	389
Deferred revenue, current	5,015	6,185

Total current liabilities	13,717	15,413
Deferred tax liability	1,480	1,559
Deferred revenue, long-term	1,016	769
Accrued format approval fee, long-term	1,404	1,383
Other long-term liability	281	177

Total liabilities	17,898	19,301
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000 shares authorized at March 31, 2009 and December 31, 2008; no shares issued and outstanding at March 31, 2009 and December 31, 2008	—	—
Common stock, $0.001 par value, 200,000 shares authorized at March 31, 2009 and December 31, 2008; 32,504 and 32,461 shares issued and outstanding at March 31, 2009 and December 31, 2008	32	32
Additional paid–in capital	170,347	167,684
Accumulated other comprehensive loss	(1,569)	(950)
Retained earnings	5,904	7,334

Total stockholders’ equity	174,714	174,100

Total liabilities and stockholders’ equity	$192,612	$193,401

See accompanying notes.

DIVX, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(unaudited)

	Three months ended March 31,
	2009	2008
Net revenues:
Technology licensing	$18,606	$19,078
Media and other distribution and services	71	5,944

Total net revenues	18,677	25,022

Cost of revenues:
Cost of technology licensing	2,411	1,036
Cost of media and other distribution and services	176	172

Total cost of revenues	2,587	1,208

Gross profit	16,090	23,814

Operating expenses:
Selling, general and administrative(1)	12,709	15,977
Product development(1)	4,701	5,425
Impairment of acquired intangibles	—	1,000

Total operating expenses	17,410	22,402

Income (loss) from operations	(1,320)	1,412
Interest income and expense, net	594	1,657
Other income (expense), net	(390)	517

Income (loss) before income taxes	(1,116)	3,586
Income tax provision	316	1,105

Net income (loss)	$(1,432)	$2,481

Net income (loss) per share:
Basic	$(0.04)	$0.07

Diluted	$(0.04)	$0.07

Shares used to compute basic net income (loss) per share	32,476	34,696

Shares used to compute diluted net income (loss) per share	32,476	35,356

(1) Includes share-based compensation as follows:

Selling, general and administrative	$1,882	$1,518
Product development	317	489

See accompanying notes.

DIVX, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three months ended March 31,
	2009	2008
	(unaudited)
Cash flows from operating activities:
Net income (loss)	$(1,432)	$2,481
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,533	1,101
Accretion of interest expense	43	—
Deferred taxes	479	(1,150)
Impairment of acquired intangibles	—	1,000
Impairment of long lived assets	—	350
Net recoveries from uncollectible account receivables	(253)	(236)
Share-based compensation	2,199	2,007
Amortization of discount on investments	138	(525)
Tax benefit from stock options exercised	(446)	(18)
Realized loss on auction rate securities	148	—
Foreign currency transaction loss (gain)	313	(479)
Changes in operating assets and liabilities:
Accounts receivable	5,466	(4,233)
Prepaid expenses and other assets	(3,241)	1,043
Accounts payable	162	(1,104)
Accrued liabilities	(541)	1,454
Deferred revenue	(855)	2,379
Income taxes payable (receivable)	(1,181)	—

Net cash provided by operating activities	2,532	4,070
Cash flows from investing activities:
Purchases of investments	(50,654)	(44,778)
Proceeds from sales and maturities of investments	26,153	61,443
Purchase of property and equipment	(202)	(663)
Cash paid in MainConcept acquisition	(97)	—
Cash paid in Veatros acquisition	—	(1,750)

Net cash (used in) provided by investing activities	(24,800)	14,252
Cash flows from financing activities:
Proceeds from exercise of stock options	10	140
Excess tax benefit from exercise of stock options	446	18
Repurchase of common stock	—	(9,920)
Repurchase of unvested stock	—	(14)
Payments on notes payable and capital lease obligations	—	(42)

Net cash provided by (used in) financing activities	456	(9,818)
Effect of exchange rate changes on cash	(108)	46

Net (decrease) increase in cash and cash equivalents	(21,920)	8,550
Cash and cash equivalents at beginning of period	43,442	14,532

Cash and cash equivalents at end of period	$21,522	$23,082

Supplemental disclosure:
Cash paid for income taxes	$1,052	$1,026

Cash paid for interest	$—	$2

See accompanying notes.

DIVX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1—Background and Basis of Presentation

Basis of Presentation

The accompanying consolidated balance sheet as of March 31, 2009, the consolidated statements of operations for the three months ended March 31, 2009 and 2008 and the consolidated statements of cash flows for the three months ended March 31, 2009 and 2008 are unaudited. The unaudited consolidated balance sheet as of March 31, 2009 is presented with balance sheet amounts derived from the audited consolidated balance sheet as of December 31, 2008. These statements should be read in conjunction with the audited consolidated financial statements and related notes, together with management’s discussion and analysis of financial condition and results of operations, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, or the Annual Report.

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP. The unaudited consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements in the Annual Report, and include all adjustments (consisting of normal recurring accruals) necessary for the fair presentation of the Company’s financial information for the periods presented. The results of operations for the three months ended March 31, 2009 are not necessarily indicative of the results to be expected for the year as a whole.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes to the financial statements. Actual results could differ from those estimates.

Recent Accounting Pronouncements

Effective January 1, 2009, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 141 (Revised 2007), Business Combinations (SFAS No. 141R). SFAS No. 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. SFAS No. 141R also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of financial statements to evaluate the nature and financial effects of the business combination. For the Company, SFAS No. 141R is effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of January 1, 2009, with the exception of the accounting for valuation allowances on deferred taxes and acquired contingencies under SFAS 109. With the adoption of SFAS No. 141R, any tax related adjustments associated with acquisitions that closed prior to January 1, 2009 will be recorded through income tax expense, whereas the previous accounting treatment would require any adjustment to be recognized through the purchase price. The adoption of SFAS No. 141R did not have a material impact on the Company’s consolidated results of operations or financial condition.

Effective January 1, 2009, the Company adopted the FASB Staff Position No. 142-3, Determination of the Useful Life of Intangible Assets (FSP 142-3). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset accounted for under SFAS No. 142, Goodwill and Other Intangible Assets, and requires enhanced disclosures concerning a company’s treatment of costs incurred to renew or extend the term of a recognized intangible asset. The adoption of FSP 142-3 did not have a material impact on the Company’s consolidated results of operations or financial condition.

Effective January 1, 2009, the Company adopted SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51 (SFAS No. 160). SFAS No. 160 addresses the accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS No. 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. The adoption of SFAS No. 160 did not have a material impact on the Company’s consolidated results of operations or financial condition.

Effective January 1, 2009, the Company adopted Emerging Issues Task Force (EITF) Issue No. 07-5, Determining Whether an Instrument (or an Embedded Feature) is Indexed to an Entity’s Own Stock (EITF 07-5). EITF 07-5 provides guidance for determining whether an equity-linked financial instrument (or embedded feature) is indexed to an entity’s own stock. EITF 07-5 applies to any freestanding financial instrument or embedded feature that has all the characteristics of a derivative under paragraphs 6–9 of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS No. 133) for purposes of determining whether that instrument or embedded feature qualifies for the first part of the scope exception under paragraph 11(a) of SFAS No. 133. EITF 07-5 also applies to any freestanding financial instrument that is potentially settled in an entity’s own stock, regardless of whether the instrument has all the characteristics of a derivative under paragraphs 6–9 of SFAS No. 133, for purposes of determining whether the instrument is within the scope of EITF No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, which provides accounting guidance for instruments that are indexed to, and potentially settled in, the issuer’s own stock. The adoption of EITF 07-5 did not have a material impact on the Company’s consolidated results of operations or financial condition.

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

The following table sets forth the computation of basic and diluted EPS for the three months ended March 31, 2009 and 2008
(in thousands, except per share amounts):

	Three Months Ended March 31,
	2009	2008
Numerator:
Net income (loss)	$(1,432)	$2,481

Denominator:
Weighted average common shares outstanding (basic)	32,476	34,696
Common equivalent shares from restricted stock awards	—	17
Common equivalent shares from common stock warrants	—	57
Common equivalent shares from options to purchase common stock and unvested shares of common stock subject to repurchase	—	586

Weighted average shares of common stock outstanding (diluted)	32,476	35,356

Basic earnings (loss) per share	$(0.04)	$0.07

Diluted earnings (loss) per share	$(0.04)	$0.07

Potentially dilutive securities, which are not included in the calculation of diluted net income (loss) per share because to do so would be anti-dilutive, are as follows (in thousands):

	Three Months Ended March 31,
	2009	2008
Options to purchase common stock	5,149	3,284
Restricted stock awards	280	—
Common stock warrants	530	100

Total	5,959	3,384

Note 3—Investments

The following table summarizes investments by security type as of March 31, 2009 and December 31, 2008 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
March 31, 2009
Commercial paper	$1,799	$—	$—	$1,799
Corporate bonds	34,859	64	(113)	34,810
U.S. government agency notes	61,418	149	(20)	61,547

Total short-term investments	98,076	213	(133)	98,156

Auction rate securities and put option - long-term investments	18,518	—	(379)	18,139

Total investments	$116,594	$213	$(512)	$116,295

December 31, 2008
Commercial paper	$6,201	$1	$(16)	$6,186
Corporate bonds	31,531	43	(90)	31,484
U.S. government agency notes	35,990	237	—	36,227

Total short-term investments	73,722	281	(106)	73,897

Auction rate securities and put option - long-term investments	18,665	—	(697)	17,968

Total investments	$92,387	$281	$(803)	$91,865

The following table summarizes the contractual maturities of the Company’s investments as of March 31, 2009 (in thousands):

Less than one year	$80,179
Due in one to five years	17,977
Due after five years	18,139

$116,295

Realized gains and losses on investments are included in interest income and expense, net, in the accompanying consolidated statements of operations. During the three months ended March 31, 2009, the Company recorded a realized gain of $14,000 on the sale of investments. During the three months ended March 31, 2008, the Company recorded no realized gains or losses on its investments. As of March 31, 2009 and December 31, 2008, net unrealized losses of $378,000 and $697,000, respectively, were included in accumulated other comprehensive loss in the accompanying consolidated balance sheets.

The majority of the gross unrealized losses as of March 31, 2009 were primarily due to the illiquidity of municipal bonds with an auction reset feature (ARS) held by the Company. The gross unrealized losses on the commercial paper and corporate bonds were the result of overall market risk aversion, lack of demand for securities that are non-government guaranteed and the relative widening of credit spreads relative to the U.S. Treasuries. The Company believes that it will be able to collect all principal and interest amounts due at maturity given the high credit quality of these investments. Since the decline in the market value of these investments is attributable to changes in market conditions and not credit quality, and since the Company has the ability and intent to hold those investments until a recovery of par value, which may be maturity, the Company does not consider these investments to be other-than temporarily impaired as of March 31, 2009.

The Company’s short-term investments consist primarily of commercial paper, corporate bonds and U.S. government agency notes. The Company’s long-term investments consist primarily of ARS, which are long-term variable rate bonds tied to short-term interest rates. After the initial issuance of the securities, the interest rate on the securities is reset periodically, at intervals established at the time of issuance (primarily every 27 to 34 days), based on market demand for a reset period. ARS are bought and sold in the marketplace through a competitive bidding process often referred to as a “Dutch auction.” If there is insufficient interest in the securities at the time of an auction, the auction may not be completed and the rates may be reset to predetermined “penalty” or “maximum” rates. Prior to 2008, the Company classified all ARS as short-term investments. In February 2008, auctions began to fail for these securities and each auction since then has failed. As of March 31, 2009, the Company held $18.9 million par value ARS, all of which have experienced failed auctions since February 2008. The underlying assets of the securities consisted of student loans and municipal bonds, of which $17.3 million were guaranteed by the U.S. government and the remaining $1.6 million were privately insured. All of these ARS had credit ratings of AAA, except one rated A3, by a rating agency. These ARS have contractual maturity dates ranging from 2030 to 2047. The Company is receiving the underlying cash flows on all of its ARS. The principal associated with failed auctions is not expected to be accessible until a successful auction occurs, the issuer redeems the securities, a buyer is found outside of the auction process or the underlying securities mature. The Company is unable to predict if these funds will become available before their maturity dates. As such, the Company’s ARS have been classified as long-term investments as of March 31, 2009.

In November 2008, the Company accepted an offer (the Right), from UBS AG (UBS), entitling it to sell at par value ARS originally purchased by the Company from UBS at any time during a two-year period from June 30, 2010 through July 2, 2012. As of March 31, 2009, the Company held $14.4 million par value ARS purchased from UBS. Although the Company expects to sell its ARS under the Right, if the Right is not exercised before July 2, 2012 it will expire and UBS will have no further rights or obligation to buy the Company’s ARS. The Company’s Right to sell the ARS to UBS commencing June 30, 2010 represents a put option for a payment equal to the par value of the ARS.

Fair Value Measurements

The Company measures its financial assets at fair value on a recurring basis. The fair value of these financial assets was determined based on the following three levels of inputs in accordance with SFAS No. 157, Fair Value Measurements, (SFAS No. 157) of which the first two are considered observable and the last unobservable, that may be used to measure fair value:

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

In accordance with SFAS No. 157, the following table represents the Company’s fair value hierarchy for its financial assets (cash equivalents and investments) measured at fair value on a recurring basis as of March 31, 2009 (in thousands):

	Fair Value	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$19,499	$19,499	$—	$—
Short-term investments:
Commercial paper	1,799	1,799	—	—
Corporate bonds	34,810	34,810	—	—
Government	61,547	61,547	—	—
Long-term investments:
Auction rate securities	16,720	—	—	16,720
Put option on auction rate securities	1,419	—	—	1,419

Total financial assets	$135,794	$117,655	$—	$18,139

Level 3 assets consist of ARS whose underlying assets are student loans which are substantially backed by the federal government. Since the auctions for these securities have continued to fail since February 2008, these investments are not currently trading and therefore do not have readily determinable market value. Accordingly, the estimated fair value of the ARS no longer approximates par value. A large portion of these ARS are held by UBS, one of the Company’s investment advisors. The Company has valued the ARS and the associated put option described above using a discounted cash flow model based on Level 3 assumptions. The assumptions used in valuing the ARS and the put option include estimates of interest rates, timing and amount of cash flows, credit and liquidity premiums, expected holding periods of the ARS, loan rates relating to the UBS Rights offering and bearer risk associated with UBS’s financial ability to repurchase the ARS beginning June 30, 2010, in each case based on data available to the Company as of March 31, 2009.

The Company also holds ARS with a total par value of $4.5 million which are not subject to the put option with UBS. The Company has the ability and intent to hold these investments for a period of time sufficient to allow for anticipated recovery in market value or final settlement at the underlying par value, as the Company believes that the credit ratings and credit support of the security issuers indicate that they have the ability to settle the securities at par value. As such, the Company records changes in the fair value of these ARS investments in accumulated other comprehensive loss.

The following table provides a reconciliation for all assets measured at fair value using significant unobservable inputs (Level 3) for the three months ended March 31, 2009 (in thousands):

	Fair Value Measurements at Reporting Date Using Significant Unobservable Inputs (Level 3)
	Put Option	ARS
Balance at January 1, 2009	$2,311	$15,657
Total gains or (losses):
Included in accumulated other comprehensive loss	—	319
Included in net income (loss)	(892)	744

Balance at March 31, 2009	$1,419	$16,720

Note 4—Share-Based Compensation Expense

The Company records share-based compensation expense in accordance with SFAS No. 123 (revised 2004), Share-based Payment (SFAS No. 123R), which requires companies to measure all employee share-based compensation awards using a fair value method and record such expense in the consolidated financial statements.

Total share-based compensation expense for the three months ended March 31, 2009 and 2008 is as follows (in thousands):

	Three Months Ended March 31,
	2009	2008
Selling, general and administrative	$1,882	$1,518
Product development	317	489

Totals	2,199	2,007

Tax effect on share-based compensation	(868)	(831)

Net effect on net income	$1,331	$1,176

Effects on earnings (loss) per share:
Basic	$0.04	$0.03
Diluted	$0.04	$0.03

The Company recorded $2.2 million and $2.0 million in share-based compensation during the three months ended March 31, 2009 and 2008, respectively. In addition, for the three months ended March 31, 2009 and 2008, $446,000 and $18,000, respectively, was presented as financing activities to reflect the incremental tax benefits from stock options exercised in those periods. At March 31, 2009, total unrecognized estimated compensation costs related to unvested stock options granted prior to that date was $19.0 million, which is expected to be recognized over a weighted-average period of 2.9 years. At March 31, 2009, total unrecognized estimated compensation costs related to non-vested restricted stock awards granted prior to that date was $1.9 million, which is expected to be recognized over a period of 3.0 years.

Restricted Stock

Approximately 22,000 shares of the Company’s common stock vested and were released during the three months ended March 31, 2009 pursuant to outstanding restricted stock awards. As of March 31, 2009, the Company had 263,000 shares of common stock subject to restricted stock awards outstanding.

Stock Options

During the three months ended March 31, 2009, the Company granted stock options to purchase approximately 193,000 shares of its common stock. During this period, stock options to purchase approximately 16,000 shares of common stock were exercised and options to purchase 230,000 shares of common stock were forfeited or expired. As of March 31, 2009, the Company had outstanding options to purchase approximately 5.0 million shares of common stock.

Warrants

No warrants were exercised during the three months ended March 31, 2009. As of March 31, 2009, there were fully vested warrants outstanding to purchase 545,000 shares of the Company’s common stock.

Note 5—Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes (SFAS No. 109). Deferred income tax assets or liabilities are recognized based on the temporary differences between financial statement and income tax basis of assets and liabilities using enacted tax rates in effect for the years in which the differences are expected to reverse. Deferred income tax expenses or credits are based on the changes in the deferred income tax assets or liabilities from period to period.

A valuation allowance is recorded when it is more likely than not that some of the deferred tax assets will not be realized. The Company also determines its tax contingencies in accordance with SFAS No. 5, Accounting for Contingencies. The Company records estimated tax liabilities to the extent the contingencies are probable and can be reasonably estimated.

The Company accounts for uncertain tax positions in accordance with FASB Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (FIN No. 48). FIN No. 48 prescribes a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 also provides guidance on derecognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods and income tax disclosures. It is the Company’s practice to include interest and penalties that relate to income tax matters as a component of income tax provision.

The Company recorded an income tax provision of approximately $300,000 for the three months ended March 31, 2009, compared to an income tax provision of $1.1 million for the three months ended March 31, 2008. The income tax provision recorded in the first quarter of 2009 included a discrete item of approximately $750,000 relating to a decrease to certain deferred tax assets as a result of a California tax law change that was enacted in February 2009. This change allows an elective single sales factor for state apportionment for taxable years beginning on or after January 1, 2011. The Company expects to benefit from the California single sales factor election for apportioning income for years 2011 and beyond. As a result of its anticipated election of the single sales factor, in accordance with SFAS No. 109, the Company has re-measured its deferred tax assets taking into account the reversal pattern and the expected California tax rate under the elective single sales factor. Excluding this discrete item, the Company’s effective tax rate for the three months ended March 31, 2009 was approximately 40%, which compared to approximately 31% for the three months ended March 31, 2008.

The difference between the Company’s effective tax rate of 40% and the 35% U.S. federal statutory rate for the three months ended March 31, 2009 was primarily due to state income taxes and permanent differences. The difference between the Company’s effective tax rate and the 35% U.S. federal statutory rate for the three months ended March 31, 2008 was primarily due to a tax benefit of approximately $300,000 related to the release of the valuation allowance on certain deferred tax assets recorded on the books of the Company’s wholly-owned subsidiary, MainConcept.

The Company files federal, state and foreign income tax returns in jurisdictions with varying statutes of limitations. Due to net operating loss and research and development credit carryovers from earlier years, the Company is subject to income tax examination by tax authorities from inception to date.

Note 6—Comprehensive Income

The components of comprehensive income are as follows (in thousands):

	Three Months Ended March 31,
	2009	2008
Net Income (loss)	$(1,432)	$2,481
Unrealized gain (loss) on investments	215	(775)
Unrealized gain (loss) on foreign currency translation	(834)	1,368

Total comprehensive income	$(2,051)	$3,074

Note 7—Business Acquisitions and Combinations

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

In February 2008, subsequent to the asset purchase, the Company’s board of directors approved the shut-down of Stage6, the Company’s online video community service. As a significant portion of the benefit from the acquired patented technology license was originally to be derived from Stage6 future activities, the Company evaluated the intangible asset for impairment as of December 31, 2008 in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, based on the projected benefits solely attributable to the Company’s core consumer electronics business. Based on the Company’s revised forecasts excluding the Stage6 future activities and discounting the cash flows attributable to the Company’s core consumer electronics business, the Company concluded that the carrying amount of the asset was not fully recoverable and an impairment charge equal to approximately $3.0 million was recorded in 2007 in the consolidated statements of income, as the acquired patented technology license was considered to have a recoverable value of approximately $60,000. During 2008, technology milestones equal to $1.3 million in the aggregate were achieved and paid. As these technology milestones were attributable to Stage6, the milestones were not considered to be recoverable and as a result, the Company recorded an impairment charge of $1.3 million in the consolidated statements of income during 2008. All milestones had been achieved and the Company had no remaining liability related to the acquisition of Veatros as of December 31, 2008.

Note 8—Legal Matters

On October 22, 2007, following the filing of the Company’s declaratory relief action which was subsequently dismissed, Universal Music Group, Inc., or UMG, filed a lawsuit against the Company in the Central District of California. UMG’s suit alleges copyright infringement and seeks monetary damages related to the Company’s operation of the Stage6 online video community service, which was shut down on February 29, 2008. The Company believes it has meritorious defenses to UMG’s claims and will assert them vigorously, but litigation is inherently uncertain and there can be no guarantee that the Company will prevail or that the litigation will not have material adverse consequences for the Company. An unfavorable resolution of these proceedings could materially affect the Company’s future operating results or financial conditions in particular periods. No amounts have been accrued for this litigation as of March 31, 2009.

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

You should read the following discussion and analysis of our financial condition and results of our operations in conjunction with our consolidated financial statements and the notes to those statements included elsewhere in this Quarterly Report on Form 10-Q, as well as our audited consolidated financial statements and notes to those statements as of and for the year ended December 31, 2008 included in our Annual Report on Form 10-K filed with the SEC. This discussion contains forward-looking statements reflecting our current expectations that involve risks and uncertainties. Our actual results and the timing of events may differ materially from those contained in these forward-looking statements due to a number of factors, including those discussed in the section entitled “Risk Factors,” and elsewhere in this Quarterly Report on Form 10-Q.

Overview

We create products and services designed to improve the experience of media. Our long-term goal is to allow creators to have the ability to capture their content in the DivX format using any device or software of their choosing and to allow consumers of such content to playback and interact with it on any device or platform.

The first step towards our goal was to build and release a high-quality video compression-decompression software library, or codec, to enable distribution of media across the Internet and through recordable media. As a result, we created the DivX codec, which has been actively sought out and downloaded by consumers hundreds of millions of times. These downloads include those for which we receive revenue as well as free downloads, such as limited-time trial versions, and downloads provided as upgrades to existing end users of our products. After the significant grass-roots adoption of our codec, the next step towards our goal was to license similar technology to consumer hardware device manufacturers and certify their products to ensure the interoperable support of DivX-encoded content. In January 2009, we took another step forward by releasing to consumers and licensing to hardware device manufacturers a version of our technology built around a new codec, the DivX Plus codec. DivX Plus technology offers enhancements over prior versions of our codecs for certain implementations, including for high definition and mobile content. DivX Certified hardware devices have been shipped worldwide by our customers, who include major consumer video hardware original equipment manufacturers, or OEMs. We are entitled to receive a royalty and/or license fee for DivX Certified devices that our customers ship. In addition to technology licensing to consumer hardware device manufacturers, we currently generate revenue from software licensing and related support, advertising and content distribution.

Complementing our organic growth, in November 2007 we acquired MainConcept AG, or MainConcept, a leading provider of H.264 and other high-quality video codecs and technologies for the broadcast, film, consumer electronics and computer software markets. MainConcept solutions are optimized for various platforms including PCs, set-top boxes, portable media players and mobile phones. Through integration, we expect to realize additional opportunities both in our core markets and in related emerging markets that will help continue to advance our long-term goals.

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

We derive revenue from advertisements or third party software applications that we embed in or include with the software packages we offer to consumers. For example, from November 2007 through November 2008, we included and distributed the Yahoo! toolbar and Internet Explorer browser with our software products. Yahoo! paid us fees based on the number of downloads or activations of the included software by consumers. In November 2008, Yahoo! notified us that they intended to breach the two-year advertising services agreement and would discontinue making payments required under the agreement. As a result, we have filed a lawsuit in California Superior Court seeking damages from Yahoo! and specific performance under the agreement. Revenue earned under this agreement accounted for approximately 19% of our total net revenues in 2008. In March 2009, we entered into a new promotion and distribution agreement with Google. Pursuant to this new agreement, we have agreed to distribute Google products, including its new web browser, Google Chrome, and the Google Toolbar for Internet Explorer, with our software products and Google has agreed to pay us fees based on successful activations of these products. Pursuant to the terms of the agreement with Google, this agreement expires on February 28, 2011, or upon the achievement of a maximum distribution commitment, however the agreement may be extended for up to two years beyond the original term at Google’s option.

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

Cost of revenues

Our cost of revenues consists primarily of license fees payable to providers of intellectual property that is included in our technologies. Generally, royalties are due to our third-party intellectual property providers periodically, based on when certain of our products are sold, subject to contractually agreed-upon limits. To a much lesser extent, cost of revenues also includes depreciation on certain computing equipment and related software, the compensation of related employees, Internet connectivity costs, third-party payment processing fees and related overhead. Although this may not be the case in the future, and although we have experienced some variability to our cost of revenue structure in the past, in general our costs of revenues have not been highly variable with revenue volumes. As a result, we generally expect our overall gross margins to fluctuate with revenues.

Selling, general and administrative

The majority of selling, general and administrative expenses consists of employee compensation costs. Selling, general and administrative expense also includes marketing expenses, business travel costs, trade show costs, outside consulting fees and related overhead. Our headcount for selling, general, and administrative related personnel, including employees and outside contractors decreased by 27 from 188 as of March 31, 2008 to 161 as of March 31, 2009, primarily due to the reduction in our work force that we executed in December 2008. If the need arises, we may hire additional employees or outside contractors for our selling, general and administrative staff and may increase our selling, general and administrative budget to meet future needs.

Product development

The majority of product development expense consists of employee compensation for personnel responsible for the development of new technologies and products. Our headcount for product development related personnel, including employees and outside contractors decreased by 6 from 174 as of March 31, 2008 to 168 as of March 31, 2009, primarily due to the reduction in our work force that we executed in December 2008. Product development expense also includes depreciation of computer and related equipment, software license fees and related overhead. If the need arises, we may hire additional employees to meet our business needs. If permanent employees are not available for hire, we may use outside contractors to fulfill our labor needs when and as required to accomplish our operating goals.

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

Our critical accounting policies are described in the notes to the audited consolidated financial statements as of and for the year ended December 31, 2008 included in our Annual Report on Form 10-K filed with the SEC.

Recent Accounting Pronouncements

With the exception of those discussed below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the three months ended March 31, 2009, as compared to the recent accounting pronouncements described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, that are of significance, or potential significance to the Company.

Effective January 1, 2009, we adopted the Statement of Financial Accounting Standards, or SFAS, No. 141 (Revised 2007), Business Combinations, or SFAS No. 141R. SFAS No. 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non- controlling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of financial statements to evaluate the nature and financial effects of the business combination. For us, SFAS No. 141R is effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of January 1, 2009, with the exception of the accounting for valuation allowances on deferred taxes and acquired contingencies under SFAS 109. With the adoption of SFAS No. 141R, any tax related adjustments associated with acquisitions that closed prior to January 1, 2009 will be recorded through income tax expense, whereas the previous accounting treatment would require any adjustment to be recognized through the purchase price. The adoption of SFAS No. 141R did not have a material impact on our consolidated results of operations or financial condition.

Effective January 1, 2009, we adopted the Financial Accounting Standards Board, or FASB, Staff Position No. 142-3, Determination of the Useful Life of Intangible Assets, or FSP 142-3. FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. This pronouncement requires enhanced disclosures concerning a company’s treatment of costs incurred to renew or extend the term of a recognized intangible asset. The adoption of FSP 142-3 did not have a material impact on our consolidated results of operations or financial condition.

Effective January 1, 2009, we adopted SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51, or SFAS No. 160. SFAS No. 160 addresses the accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS No. 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. The adoption of SFAS No. 160 did not have a material impact on our consolidated results of operations or financial condition.

Effective January 1, 2009, we adopted Emerging Issues Task Force, or EITF, Issue No. 07-5, Determining Whether an Instrument (or an Embedded Feature) is Indexed to an Entity’s Own Stock, or EITF 07-5. EITF 07-5 provides guidance for determining whether an equity-linked financial instrument (or embedded feature) is indexed to an entity’s own stock. EITF 07-5 applies to any freestanding financial instrument or embedded feature that has all the characteristics of a derivative under paragraphs 6–9 of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, or SFAS No. 133, for purposes of determining whether that instrument or embedded feature qualifies for the first part of the scope exception under paragraph 11(a) of SFAS No. 133. EITF 07-5 also applies to any freestanding financial instrument that is potentially settled in an entity’s own stock, regardless of whether the instrument has all the characteristics of a derivative under paragraphs 6–9 of SFAS No. 133, for purposes of determining whether the instrument is within the scope of EITF No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, or EITF 00-19, which provides accounting guidance for instruments that are indexed to, and potentially settled in, the issuer’s own stock. The adoption of EITF 07-5 did not have a material impact on our consolidated results of operations or financial condition.

Results of Operations

The following table presents our results of operations as a percentage of total net revenues for the periods indicated:

	Three months ended March 31,
	2009	2008
	(unaudited)
Net revenues:
Technology licensing	100%	76%
Media and other distribution and services	—	24

Total net revenues	100	100
Cost of revenues:
Cost of technology licensing	13	4
Cost of media and other distribution services	1	1

Total cost of revenue	14	5

Gross margin	86	95
Operating expenses:
Selling, general and administrative (1)	68	64
Product development (1)	25	22
Impairment of acquired intangibles	—	4

Total operating expenses	93	90

Income (loss) from operations	(7)	5
Interest income and expense, net	3	7
Other income (expense), net	(2)	2

Income (loss) before income taxes	(6)	14
Income tax provision	2	4

Net income (loss)	(8)%	10%

(1)	The following table presents details of total share-based compensation expense included in each functional line item in the unaudited consolidated statements of operations above:

Selling, general and administrative	10%	6%
Product development	2	2

Net Revenues

The following table summarizes and analyzes the revenues we earned for the three months ended March 31, 2009 and 2008 (in thousands):

	Three months ended March 31,		Change
	2009	2008	$	%
Net revenues:
Technology licensing
Consumer hardware devices	$13,709	$16,790	$(3,081)	(18)%
% of total net revenues	73%	67%
Software	4,897	2,288	2,609	114
% of total net revenues	27%	9%

Total technology licensing	18,606	19,078	(472)	(2)

% of total net revenues	100%	76%
Advertising and third-party product distribution	2	5,798	(5,796)	(100)
% of total net revenues	0%	23%
Content distribution and related services	69	146	(77)	(53)
% of total net revenues	0%	1%

Total net revenues	$18,677	$25,022	$(6,345)	(25)%

Technology licensing—consumer hardware devices: The $3.1 million, or 18%, decrease in net revenues from technology licensing to consumer hardware device manufacturers from the three months ended March 31, 2008 to the three months ended March 31, 2009 resulted primarily from a decrease in net royalty revenues associated with decreased shipped-unit volumes of devices that incorporate our technologies reported to us by our licensee partners.

Technology licensing—software: The $2.6 million, or 114%, increase in software licensing revenues from the three months ended March 31, 2008 to the three months ended March 31, 2009 was primarily due to approximately $1.1 million of additional revenue due to revenue recognized upon early termination of the support period over which revenue is being recognized on a prior version of our website software as a result of our launch of a new version of our website software in January 2009, and $1.4 million increase from software development and licensing revenues from other licensing customers.

Advertising and third-party product distribution: The $5.8 million, or 100%, decrease in advertising and third-party product distribution revenue from the three months ended March 31, 2008 to the three months ended March 31, 2009 resulted primarily from the loss of revenue under our advertising services agreement with Yahoo!. Revenue from the three months ended March 31, 2008 included $5.6 million of revenue from Yahoo! pursuant to our agreement, under which Yahoo! paid us fees based on the number of certain distributions or installations of the Yahoo! software by consumers. In November 2008, Yahoo! notified us that they intended to breach this two-year advertising services agreement and would discontinue making payments required under the agreement. As a result, no revenue from Yahoo! was recorded during the three months ended March 31, 2009.

Content distribution and related services: The $77,000, or 53%, decrease in content distribution and related services revenue from the three months ended March 31, 2008 to the three months ended March 31, 2009 primarily reflects a decrease in sales by our Open Video System, or OVS, customers and in encoding revenues. Our OVS is a complete hosted service that allows content creators to deliver high-quality DivX video content over the Internet. We use our OVS to provide content and service providers with encoding services, content storage and distribution services, and use of our DivX media format and digital rights management technology. Using our OVS, a content service provider can launch its own web store and sell content online.

Gross profit

The following table shows the gross profit earned on each of our revenue streams for the three months ended March 31, 2009 and 2008 in absolute dollars and as a percentage of related revenues (in thousands):

	Three months ended March 31,		Change
	2009	2008	$	%
Gross profit:
Technology licensing	$16,195	$18,042	$(1,847)	(10)%
Gross margin %	87%	95%
Advertising and third-party distribution	(101)	5,755	(5,856)	(102)
Gross margin %	(5050)%	99%
Content distribution and related services	(4)	17	(21)	(124)
Gross margin %	(6)%	12%

Total gross profit	$16,090	$23,814	$(7,724)	(32)%

Gross margin %	86%	95%

Technology licensing: The $1.8 million, or 10% decrease in our technology licensing gross profit and the associated decrease in gross margin from the three months ended March 31, 2008 to the three months ended March 31, 2009, were due primarily to the impact of our H.264 license cost of approximately $1.3 million associated with the launch of the new version of our website software.

Advertising and third-party distribution: Our advertising and third-party distribution gross profit fluctuated from a gross profit for the three months ended March 31, 2008 to a gross loss for the three months ended March 31, 2009. During the three months ended March 31, 2009, gross margins from our advertising and third-party distribution were negative due to the relatively fixed cost base which exceeded our advertising and third-party product distribution revenue, primarily from our loss in revenues under our advertising services agreement with Yahoo!.

Content distribution and related services: Our content distribution and related services gross margin fluctuated from a positive 12% for the three months ended March 31, 2008 to a negative 6% for the three months ended March 31, 2009. During the three months ended March 31, 2009, content distribution and related services gross margins were negative due to the relatively fixed cost base which exceeded our content distribution and related services revenue.

Operating expenses

The following table summarizes and analyzes our operating expenses for the three months ended March 31, 2009 and 2008 (in thousands):

	Three months ended March 31,		Change
	2009	2008	$	%
Operating expenses:
Selling, general and administrative	$12,709	$15,977	$(3,268)	(20)%
% of total net revenues	68%	64%
Product development	4,701	5,425	(724)	(13)
% of total net revenues	25%	22%
Asset impairment	—	1,000	(1,000)	(100)
% of total net revenues	0%	4%

Total operating expenses	$17,410	$22,402	$(4,992)	(22)%

Selling, general and administrative: The $3.3 million, or 20%, decrease in selling, general and administrative expenses from the three months ended March 31, 2008 to the three months ended March 31, 2009, primarily included: (1) a $1.6 million decrease in Internet connectivity related costs primarily associated with the shut-down of our online video community service, Stage6, on February 29, 2008; (2) a decrease of $700,000 in travel expenses, (3) a decrease of approximately $500,000 for office and equipment rental expenses, (4) a decrease of approximately $500,000 for marketing and promotion expenses, (5) a $400,000 decrease in compensation and benefits, partially due to our shut-down of Stage6 and the reduction in our workforce that we executed in December 2008; and (6) a decrease of approximately $300,000 in other miscellaneous expenses, partially offset by an increase of approximately $300,000 in professional service expenses, primarily legal service expenses, and an increase of approximately $400,000 in share-based compensation expenses.

Product development: The $700,000, or 13%, decrease in product development expenses from the three months ended March 31, 2008 to the three months ended March 31, 2009 was primarily due to a decrease of approximately $500,000 in compensation and benefits as a result of our shut-down of Stage6 during the three months ended March 31, 2008 and our workforce reduction executed in December 2008, and a decrease of approximately $200,000 of share-based compensation expenses.

Impairment of acquired intangibles: In the three months ended March 31, 2008 we recorded an impairment charge of $1.0 million related to the patented technology license intangible asset acquired in connection with our acquisition of Veatros in July 2007. The asset was fully impaired during 2008 and no impairment charges were recorded in the three months ended March 31, 2009.

Interest income and expense, net: We reported net interest income of approximately $600,000 for the three months ended March 31, 2009 compared to $1.7 million for the three months ended March 31, 2008. The decrease is reflective of lower interest rates compared to the same period in the prior year.

Other income (expense), net: We recorded approximately $400,000 of other expenses for the three months ended March 31, 2009 as compared to approximately $500,000 of other income for the same period in 2008. The fluctuations in other income (expenses), net were primarily due to foreign exchange losses on our Euro-based intercompany receivable balance on the books of our German subsidiary MainConcept.

Income tax provision: We recorded an income tax provision of $300,000 for the three months ended March 31, 2009, compared to a provision of $1.1 million for the three months ended March 31, 2008. The income tax provision recorded in the first quarter of 2009 included a discrete item of approximately $750,000 relating to a decrease to certain deferred tax assets as a result of a California tax law change that was enacted in February 2009. This change allows an elective single sales factor for state apportionment for taxable years beginning on or after January 1, 2011. We expect to benefit from the California single sales factor election for apportioning income for years 2011 and beyond. As a result of its anticipated election of the single sales factor, in accordance with SFAS No. 109, Accounting for Income Taxes, we re-measured our deferred tax assets taking into account the reversal pattern and the expected California tax rate under the elective single sales factor apportionment. Excluding this discrete item, our effective tax rate for the three months ended March 31, 2009 was approximately 40%, as compared to approximately 31% for the three months ended March 31, 2008.

The difference between the Company’s effective tax rate of 40% and the 35% U.S. federal statutory rate for the three month period ended March 31, 2009 was primarily due to state income taxes and permanent differences. The difference between our effective tax rate of approximately 31% and the 35% U.S. federal statutory rate for 2008 was primarily due to a tax benefit of approximately $300,000 related to the release of the valuation allowance on certain deferred tax assets recorded on the books of MainConcept.

The effective tax rate for the three months ended March 31, 2009 is based upon our estimated fiscal 2009 income before income taxes. To the extent the estimate of fiscal 2009 income before income taxes changes, our provision for income taxes will change as well. The effective tax rate for the entire year 2009 is expected to be approximately 40%, excluding any discrete items.

Liquidity and capital resources

The following table presents data regarding our liquidity and capital resources as of (in thousands):

	March 31, 2009	December 31, 2008
Cash, cash equivalents and short-term investments	$119,678	$117,339
Working capital	119,018	115,762
Total assets	192,612	193,401

Cash Flows (in thousands):

	Three Months Ended March 31,
	2009	2008
Net cash provided by operating activities	$2,532	$4,070
Net cash (used in) provided by investing activities	(24,800)	14,252
Net cash provided by (used in) financing activities	456	(9,818)
Effect of exchange rate changes on cash	(108)	46

Net increase (decrease) in cash and cash equivalents	(21,920)	8,550
Cash and cash equivalents at beginning of period	43,442	14,532

Cash and cash equivalents at end of period	$21,522	$23,082

Cash provided by operating activities: The $2.5 million of cash provided by operating activities for the three months ended March 31, 2009 was primarily due to a decrease in accounts receivable of $5.5 million, non-cash stock based compensation of $2.2 million, and non-cash depreciation and amortization expenses of $1.5 million, partially offset by net loss of $1.4 million, an increase in prepaid and other assets of $3.2 million, an increase in income taxes payable (receivable) of $1.2 million, and a decrease in deferred revenue of approximately $900,000.

The $4.1 million of cash provided by operating activities for the three months ended March 31, 2008 was primarily due to net income of $2.5 million, non-cash stock based compensation of $2.0 million, an increase in accrued liabilities of $1.5 million and an increase in deferred revenue, net of $2.4 million. These increases were primarily offset by a $4.4 million increase in accounts receivable.

Cash (used in) provided by investing activities: The $24.8 million of cash used by investing activities for the three months ended March 31, 2009 was due to purchases of investments of $50.7 million, purchases of property and equipments of $200,000, and $100,000 of cash paid for MainConcept acquisition milestones, partially offset by sales and maturities of investments of $26.2 million.

The $14.2 million provided by investing activities for the three months ended March 31, 2008 was primarily due to sales and maturities of investments of $61.4 million, partially offset by purchases of investments of $44.8 million, $1.8 million of cash paid for the Veatros acquisition, and purchases of property and equipments of $700,000.

Cash provided by (used in) financing activities: The $456,000 cash provided by financing activities for the three months ended March 31, 2009 was primarily due to excess tax benefit from the exercise of stock options.

The $9.8 million used in financing activities for the three months ended March 31, 2008 was primarily due to the $9.9 million repurchase of our common stock.

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

Interest Rate Risk

All of our fixed income investments are classified as available-for-sale and are therefore reported on the balance sheet at market value. The fair values of our cash equivalents and investments are subject to change as a result of changes in market interest rates and investment risk related to the issuers’ credit worthiness. To minimize these risks, we maintain an investment portfolio of various holdings, types and maturities. We have established guidelines relative to diversification and maturities that attempt to maintain safety and liquidity. These guidelines are periodically reviewed and modified, if necessary. We do not utilize financial contracts to manage our exposure in our investment portfolio to changes in interest rates. At March 31, 2009, we had $137.8 million in cash, cash equivalents, short-term and long-term investments, all of which are stated at fair value. Changes in market interest rates would not be expected to have a material impact on the fair value of $21.5 million of our cash and cash equivalents at March 31, 2009, as these consisted of securities with maturities of less than three months. The weighted-average maturity of our investments excluding auction rate securities as of March 31, 2009 was approximately six months. A 100 basis point increase or decrease in interest rates over a four month period from those in effect at March 31, 2009 would, however, decrease or increase, respectively, the remaining $116.3 million of our investments by approximately $600,000. While changes in interest rates may affect the fair value of our investment portfolio, any gains or losses will not be recognized in our consolidated statements of income until the investment is sold or if the reduction in fair value was determined to be other than temporary.

At March 31, 2009, we held approximately $18.9 million of municipal bond investments in par value, classified as long-term assets, with an auction reset feature, or auction rate securities, or ARS, whose underlying assets are student loans which are substantially backed by the federal government. Since February 2008, these auctions have failed and therefore continue to be illiquid and we will not be able to access these funds until a future auction of these investments is successful or a buyer is found outside of the auction process. As a result, our ability to liquidate our investment and fully recover the carrying value of our investment in the near term may be limited or may not exist. If the issuers are unable to successfully close future auctions and their credit ratings deteriorate, we may in the future be required to record an impairment charge on these investments.

In November 2008, we accepted an offer, from UBS AG, or UBS, entitling us to sell at par value ARS originally purchased from UBS at any time during a two-year period from June 30, 2010 through July 2, 2012. If UBS has insufficient funding to buy back the ARS and the auction process continues to fail, then we may incur further losses on the carrying value of the ARS.

We believe that, based on our total cash and investments position and our expected operating cash flows, we are able to hold these securities until there is a recovery in the auctions market, which may be at final maturity. As a result, we do not anticipate that the current illiquidity of these ARS will have a material effect on our cash requirement or working capital.

Foreign Currency Exchange Rate Risk

MainConcept generates revenues and incurs costs which are denominated in local currencies. As exchange rates vary, these results when translated into U.S. dollars may vary from expectations and may adversely impact overall expected results.

Additionally, at March 31, 2009, we had a receivable balance denominated in Euros due from MainConcept. Our outstanding receivable balance is translated into U.S. dollars for financial reporting purposes, with unrealized gains and losses included as a component of other income (expense), net. A 100 basis point increase or decrease in foreign currency exchange rates over a three month period from those in effect at March 31, 2009 would not materially impact our financial position, results of operations and cash flows. During the three months ended March 31, 2009, we recorded approximately $300,000 of foreign currency gains related to our foreign currency receivable denominated in Euros in other income (expense), net on our consolidated statements of income.

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

The risk factors set forth below with an asterisk (*) next to the title are new risk factors or risk factors containing changes, including any material changes, from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008, as filed with the Securities and Exchange Commission.

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

Growth in our revenue over the past several years has been the result, in large part, of the rapid growth in sales of red-laser DVD players incorporating our technologies. For the three months ended March 31, 2009, 2008 and 2007, we derived approximately 73%, 67% and 70%, respectively, of our total net revenues from technology licensing to consumer hardware device manufacturers, a majority of which are derived from sales of red-laser DVD players incorporating our technologies. However, as the markets for DVD players mature, we do not expect sales of red-laser DVD players to continue to grow as quickly as they have in the past. To the extent that sales of red-laser DVD players level off or decline, our licensing revenue will be adversely affected. In addition, if new technologies are developed for use with DVDs or new technologies are developed that substantially compete with or replace red-laser DVDs as a dominant medium for consumer video entertainment such as high definition DVD or Blu-ray Disc, and if we are unable to develop and successfully market technologies that are incorporated into or compatible with such new technologies, our ability to generate revenues will be adversely affected.

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

We also compete with companies that offer products or services that compete with specific aspects of our digital media ecosystem. For example, our digital rights management technology competes with technologies from companies such as Apple Computer, ContentGuard, Intertrust Technologies, Microsoft, Nagra Audio, NDS Group and 4C Entity, as well as the internal development efforts of certain of our licensees. Similarly, content distribution providers, such as Amazon.com, Apple Computer, CinemaNow, a subsidiary of Sonic Solutions, Google, Joost, MovieLink, a subsidiary of Blockbuster Inc., MySpace.com, a subsidiary of News Corporation, Netflix, Yahoo!, YouTube, a subsidiary of Google, Hulu, LLC and subscription entertainment services and cable and satellite providers compete with our content distribution services.

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

Some of our current or future competitors may have significantly greater financial, technical, marketing and other resources than we do, may enjoy greater brand recognition than we do, or may have more experience or advantages than we have in the markets in which they compete. For example, companies such as Amazon.com, Apple Computer, Google, Microsoft, Sony, Yahoo! and Adobe Systems may have competitive advantages over us because of their greater size and resources and the strength of their respective brand names. In addition, some of our current or potential competitors, such as Apple Computer, Dolby Laboratories, Microsoft and Sony, may be able to offer integrated system solutions in certain markets for entertainment technologies, including audio, video and rights management technologies related to personal computers or the Internet, which could make competing products and technologies that we develop unnecessary. By offering an integrated system solution, these potential competitors also may be able to offer competing products and technologies at lower prices than our products and technologies. Further, many of the consumer hardware and software products that include our technologies also include technologies developed by our competitors. As a result, we must continue to invest significant resources in product development in order to enhance our technologies and our existing products and introduce new high- quality technologies and products to meet the wide variety of such competitive pressures. Our ability to generate revenues from our business will suffer if we fail to do so successfully.

*We are dependent on the sale by our licensees of consumer hardware and software products that incorporate our technologies. Our top 10 licensees by revenue accounted for approximately 64% of our total net revenues during the three months ended March 31, 2009, and a reduction in revenues from those licensees or a loss of one or more of our key licensees would adversely affect our licensing revenue.

We derive most of our revenue from the licensing of our technologies to consumer hardware device manufacturers, software vendors and consumers. We derived 100% and 76% of our total net revenues from licensing our technology during the three months ended March 31, 2009 and 2008, respectively. One or a small number of our licensees generally represents a significant percentage of our technology licensing revenues. For example, in the three months ended March 31, 2009, Sony, Philips and Samsung accounted for approximately 13%, 11% and 11% of our total net revenues, respectively, and our top 10 licensees by revenue accounted for approximately 64% of our total net revenues. Our technology licensing revenues are particularly dependent upon our relationships with consumer hardware device manufacturers. We cannot control consumer hardware device manufacturers’ and software developers’ product development or commercialization efforts or predict their success. Our license agreements typically require manufacturers of consumer hardware devices and software vendors to pay us a specified royalty for every shipped consumer hardware or software product that incorporates our technologies, but many of these agreements do not require these manufacturers to guarantee us a minimum royalty in any given period. Accordingly, if our licensees sell fewer products incorporating our technologies, or otherwise face significant economic difficulties, our licensing revenues will be adversely affected. Additionally, certain of our license agreements provide for specific royalties based on our estimations of the volumes of certain units consumer hardware device manufacturers are likely to ship during a given term; if our estimates are too low, the actual per-unit revenues received may be lower than expected. Our license agreements are generally for two years or less in duration, and a significant number of these agreements expire in any given quarter. Upon expiration of their license agreements, manufacturers and software developers may not renew their agreements or may elect not to enter into new agreements with us on terms as favorable as our current agreements.

*Our March 2009 promotion and distribution agreement with Google may not prove to be an adequate replacement for our September 2007 agreement with Yahoo!.

Pursuant to our September 2007 agreement with Yahoo!, we agreed to distribute a version of Internet Explorer browser optimized for Yahoo! and a co-branded version of the Yahoo! Toolbar with our software products and Yahoo! agreed to pay us fees based on the number of certain distributions or installations of the Yahoo! software. In November 2008, Yahoo! notified us that they intended to breach the two-year advertising services agreement and would discontinue making payments required under the agreement. As a result, we have filed a lawsuit in California Superior Court seeking damages from Yahoo! and specific performance under the agreement. Revenues under our agreement with Yahoo! represented approximately 22% of our total revenue in the three months ended March 31, 2008 and 19% for the year ended December 31, 2008. Following Yahoo!’s discontinuance of payments under the agreement in November 2008, revenues under our agreement with Yahoo! represented 0% of our total revenue in the three months ended March 31, 2009. In March 2009, we entered into a new promotion and distribution agreement with Google. Pursuant to this new agreement, we have agreed to distribute Google products, including its new web browser, Google Chrome, and the Google Toolbar for Internet Explorer, with our software products and Google has agreed to pay us fees based on successful activations of these products. We may not have accurately modeled the Google deal and it may prove to be worth less than we anticipate over time. Also, if Google’s products do not prove to be as popular among consumers as we anticipate, if our products decline in popularity among consumers, or if Google’s products quickly reach market saturation, we may experience a decrease in revenue under our agreement with Google as compared to our previous deals.

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

We have offices in eight foreign countries as well as sales staff in others, and we are dedicating a significant portion of our sales efforts in countries outside North America. We are dependent on international sales for a substantial amount of our total revenues. For the three months ended March 31, 2009, 2008 and 2007, our net revenue outside North America comprised 90%, 72% and 77%, respectively, of our total revenues. We expect that international sales will continue to represent a substantial portion of our revenues for the foreseeable future. These future international revenues will depend to a large extent on the continued use and expansion of our technologies in entertainment industries worldwide. Increased worldwide use of our technologies is also an important factor in our future growth.

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

*We may experience changes in the size of our organization, and we may experience difficulties in managing growth or contraction.

As of March 31, 2009 we had approximately 300 full-time employees. We may need to expand or contract our managerial, operational, financial and other resources to manage our business, including our relationships with key customers and licensees. Our current facilities and systems may not be the correct size to support this future growth or contraction. We may require additional office space to accommodate our growth. Additional office space may not be available on commercially reasonable terms and may result in a disruption of our corporate culture. Our need to effectively manage our operations, growth and various projects requires that we continue to improve our operational, financial and management controls, reporting systems and procedures and to attract and retain sufficient numbers of talented employees. We may be unable to successfully implement these tasks on a larger scale, which could prevent us from executing our business strategy.

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

*Our recent acquisitions, as well as any companies or technologies we may acquire in the future, could prove difficult to integrate and may result in unexpected costs and disruptions to our business.

In November 2007, we acquired all of the outstanding shares of MainConcept GmbH, or MainConcept, a leading provider of audio and video codecs and software development kits to the broadcast, film and consumer markets. We expect to continue to evaluate possible additional acquisitions of technologies and businesses on an ongoing basis. Our recent acquisitions, as well as acquisitions in which we may engage in the future, entail numerous operational and financial risks including certain of the following risks:

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

As of March 31, 2009, we held approximately $18.9 million of auction-rate securities at par value ($18.1 million estimated fair value). During the second quarter of 2008, $1.3 million worth of the Company’s auction-rate securities were redeemed. All other auction-rate security instruments in our portfolio had failed at auctions since February 2008, and we may not be able to sell these securities in a timely manner to meet a liquidity need. In the event that we are unable to sell the underlying securities at or above our carrying value, or at all, these securities may not provide us a liquid source of cash in the future.

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

We have only five issued patents in the United States and two issued patents in foreign jurisdictions, along with exclusive rights to one additional United States patent, and we generally do not rely upon patents to protect our proprietary rights. In addition, our ability to obtain patent protection for our technologies and products will be limited as a result of the incorporation of aspects of MPEG-4, MP3, and other standards-based technologies into our technologies and products. We license such technologies from third party licensors and do not own any patents relating to such technologies. As a result, we do not have the right to defend perceived infringements of patents relating to such technologies. Moreover, the licensors from which we have acquired the right to incorporate MPEG-4 and MP3 technologies into our products are not the exclusive owners of the patents relating to such technologies. As a result, our licensors must coordinate enforcement efforts with the owners of such patents to protect or defend against infringements of patents relating to such technology, which can be expensive, time consuming and difficult. Any significant impairment of the intellectual property rights relating to the MPEG-4 or MP3 technologies we license for use in our technologies and products could reduce the value of such technologies, which could impair our ability to compete.

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

The current turbulence in the U.S. and global financial markets could adversely affect our stock price and our ability to raise additional capital through the sale of equity or debt securities. As of April 30, 2009, we had 32,416,187 shares of common stock outstanding, excluding 4,033 shares subject to repurchase. As a result of our relatively small public float, our common stock may be less liquid than the stock of companies with broader public ownership. In addition, in March 2008, our Board of Directors approved a share repurchase program authorizing us to repurchase up to $20.0 million worth of our outstanding common stock. During the first and second quarters of 2008, we purchased approximately 2.8 million shares of our common stock for a total purchase price of approximately $20.0 million. As of June 30, 2008, the share repurchase program was complete. These repurchases, as well as any future repurchases of our common stock, reduce our public float and may cause our common stock to become less liquid. A reduction in the liquidity of our common stock, as a result of the recent share repurchase or otherwise, could have a greater impact on the trading price for our shares than would be the case if our public float were larger.

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

As of April 30, 2009, there were 32,416,187 shares of our common stock outstanding, excluding 4,033 shares subject to repurchase. Substantially all of these shares are eligible for sale in the public market, although as of April 30, 2009, 1,304,849 of these shares were held by directors, executive officers and other affiliates and will be subject to volume limitations under Rule 144. In addition, as of April 30, 2009, we had outstanding warrants to purchase up to 545,000 shares of common stock that, if exercised, will result in these additional shares becoming available for sale. A large portion of these shares and warrants are held by a small number of persons and investment funds. Sales by these stockholders or warrant holders of a substantial number of shares could significantly reduce the market price of our common stock. Moreover, the holders of 988,277 shares of common stock at April 30, 2009 have rights, subject to some conditions, to require us to file registration statements covering the shares they currently hold or to include these shares in registration statements that we may file for ourselves or other stockholders. Additionally, the current turbulence in the U.S. and global financial markets has caused a decline in stock values across all industries.

As of April 30, 2009, an aggregate of approximately 8,889,034 shares of our common stock were reserved for future issuance under our 2000 Stock Option Plan, or 2000 Plan, our 2006 Equity Incentive Plan, or 2006 Plan, and our 2006 Employee Stock Purchase Plan, or 2006 Purchase Plan and the share reserve under our 2006 Plan and our 2006 Purchase Plan are subject to automatic annual increases in accordance with the terms of the plans. These shares can be freely sold in the public market upon issuance. If a large number of these shares are sold in the public market, the sales could reduce the trading price of our common stock and impede our ability to raise future capital.

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

As of March 31, 2009, the remaining $62.8 million of proceeds from our initial public offering are invested in auction rate securities, government agency and corporate debt securities and money market funds.

Item 6.	Exhibits.

Exhibit Number	Description of Document

3.1(1)	Form of Amended and Restated Certificate of Incorporation as currently in effect.

3.2(2)	Form of Amended and Restated Bylaws as currently in effect.

4.1(1)	Form of Common Stock Certificate.

10.1+(2)	Form of Indemnity Agreement.

10.23+(2)	Severance Agreement, dated December 31, 2008, between the Registrant and Jerome Rota, as amended by that certain letter re: Acceptance of Resignation from the Registrant to Jerome Rota, dated as of February 2, 2009.

10.25+(2)	Offer Letter dated March 5, 2009, between the Registrant and Alex Vieux.

10.26+	Offer Letter dated June 14, 2008 between the Registrant and Eric Rodli.

10.27 *	Promotion and Distribution Agreement dated March 1, 2009 between the Registrant and Google, Inc.

10.28+	Summary of DivX, Inc. 2009 Executive Cash Bonus Plan.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Indicates management contract or compensatory plan.

*	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the SEC.

(1)	Incorporated by reference to the exhibit of the same number to the Company’s Registration Statement on Form S-1 (No. 333-133855), originally filed with the SEC on May 5, 2006.

(2)	Filed as an exhibit to the Company’s Annual Report on Form 10-K filed with the SEC on March 11, 2009.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIVX, INC.

Dated: May 8, 2009	By:	/s/ Dan L. Halvorson
Dan L. Halvorson
Executive Vice President and Chief Financial Officer