Form 10-Q
period 2009-06-30
DIVX INC
filed 2009-08-06
CIK 1342960

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Yes  ☐    No  ☒

The number of shares of the Registrant’s Common Stock outstanding as of July 30, 2009 was 32,673,576.

DIVX, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED JUNE 30, 2009

PART I — FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

DIVX, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	June 30, 2009	December 31, 2008
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$23,206	$43,442
Short-term investments	112,728	73,897
Accounts receivable, net of allowance of $547 and $929 at June 30, 2009 and December 31, 2008, respectively	1,654	7,263
Income tax receivable	2,124	185
Prepaid expenses	5,672	3,465
Deferred tax assets, current	2,360	1,841
Other current assets	1,041	1,082

Total current assets	148,785	131,175
Property and equipment, net	2,860	3,811
Long-term investments	4,087	17,968
Deferred tax assets, long-term	10,263	10,547
Purchased intangible assets, net	9,907	10,968
Goodwill	10,390	10,358
Other assets	7,774	8,574

Total assets	$194,066	$193,401

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$783	$1,319
Accrued liabilities	2,263	2,353
Accrued compensation and benefits	2,394	3,153
Accrued format approval fee	1,375	1,333
Accrued patent royalties	688	681
Income taxes payable	410	389
Deferred revenue, current	4,980	6,185

Total current liabilities	12,893	15,413
Deferred tax liability	1,564	1,559
Deferred revenue, long-term	1,497	769
Accrued format approval fee, long-term	1,427	1,383
Other long-term liability	500	177

Total liabilities	17,881	19,301
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000 shares authorized at June 30, 2009 and December 31, 2008; no shares issued and outstanding at June 30, 2009 and December 31, 2008	—	—
Common stock, $0.001 par value, 200,000 shares authorized at June 30, 2009 and December 31, 2008; 32,667 and 32,461 shares issued and outstanding at June 30, 2009 and December 31, 2008, respectively	32	32
Additional paid-in capital	173,211	167,684
Accumulated other comprehensive loss	(601)	(950)
Retained earnings	3,543	7,334

Total stockholders’ equity	176,185	174,100

Total liabilities and stockholders’ equity	$194,066	$193,401

See accompanying notes.

DIVX, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net revenues:
Technology licensing	$13,725	$16,410	$32,331	$35,488
Media and other distribution and services	1,509	4,909	1,580	10,853

Total net revenues	15,234	21,319	33,911	46,341
Cost of revenues:
Cost of technology licensing	2,165	956	4,576	1,992
Cost of media and other distribution and services	136	186	312	358

Total cost of revenues	2,301	1,142	4,888	2,350

Gross profit	12,933	20,177	29,023	43,991
Operating expenses:
Selling, general and administrative(1)	11,875	12,573	24,584	28,550
Product development(1)	4,633	5,366	9,334	10,791
Impairment of acquired intangibles	—	250	—	1,250

Total operating expenses	16,508	18,189	33,918	40,591

Income (loss) from operations	(3,575)	1,988	(4,895)	3,400
Interest income and expense, net	432	1,110	1,026	2,767
Other income (expense), net	529	(15)	139	502

Income (loss) before income taxes	(2,614)	3,083	(3,730)	6,669
Income tax provision (benefit)	(255)	1,406	61	2,511

Net income (loss)	$(2,359)	$1,677	$(3,791)	$4,158

Net income (loss) per share:
Basic	$(0.07)	$0.05	$(0.12)	$0.12

Diluted	$(0.07)	$0.05	$(0.12)	$0.12

Shares used to compute basic net income (loss) per share	32,589	32,399	32,532	33,548

Shares used to compute diluted net income (loss) per share	32,589	32,907	32,532	34,132

(1)	Includes share-based compensation as follows:

Selling, general and administrative	$1,831	$1,852	$3,713	$3,370
Product development	524	574	841	1,063

See accompanying notes.

DIVX, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six months ended June 30,
	2009	2008
	(unaudited)
Cash flows from operating activities:
Net income (loss)	$(3,791)	$4,158
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	3,005	2,340
Accretion of interest expense	87	—
Deferred taxes	223	(2,738)
Impairment of acquired intangibles	—	1,250
Impairment of long lived assets	—	350
Net recoveries from uncollectible account receivables	(272)	(166)
Share-based compensation	4,554	4,433
Amortization of discount on investments	341	(448)
Excess tax benefit from stock options exercised	(448)	(12)
Foreign currency transaction gain	26	(486)
Unrealized loss on auction rate securities	(141)	—
Changes in operating assets and liabilities:
Accounts receivable	5,889	(5,013)
Income taxes payable (receivable)	(1,918)	—
Prepaid expenses and other assets	(1,844)	2,604
Accounts payable	(352)	(1,664)
Accrued liabilities	(1,043)	(3,709)
Deferred rent	257	(276)
Deferred revenue	(523)	1,769

Net cash provided by operating activities	4,050	2,392
Cash flows from investing activities:
Purchase of investments	(78,613)	(69,359)
Proceeds from sales and maturities of investments	53,803	105,790
Purchase of property and equipment	(258)	(1,288)
Payment on format approval agreement obligation	(200)	(1,000)
Cash paid in Veatros acquisition	—	(1,750)
Cash paid in Main Concept acquisition	(97)	(1,205)

Net cash (used in) provided by investing activities	(25,365)	31,188
Cash flows from financing activities:
Proceeds from exercise of stock options	22	122
Proceeds from shares issued under the employee stock purchase plan	503	584
Excess tax benefit from exercise of stock options	448	12
Repurchase of common stock	—	(19,994)
Repurchase of unvested stock	(13)	(16)
Payments on notes payable and capital lease obligations	—	(90)

Net cash provided by (used in) financing activities	960	(19,382)
Effect of exchange rate changes on cash	119	55

Net (decrease) increase in cash and cash equivalents	(20,236)	14,253
Cash and cash equivalents at beginning of period	43,442	14,532

Cash and cash equivalents at end of period	$23,206	$28,785

See accompanying notes.

DIVX, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS—CONTINUED

(In thousands)

Supplemental disclosure of non-cash investing and financing activities
Issuance of warrants in connection with format approval agreement	$—	$87
Supplemental disclosure:
Cash paid for income taxes	$1,769	$4,871

Cash paid for interest	$—	$3

See accompanying notes.

DIVX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1—Background and Basis of Presentation

Basis of Presentation

The accompanying consolidated balance sheet as of June 30, 2009, the consolidated statements of operations for the three and six months ended June 30, 2009 and 2008 and the consolidated statements of cash flows for the six months ended June 30, 2009 and 2008 are unaudited. The unaudited consolidated balance sheet as of June 30, 2009 is presented with amounts derived from the audited consolidated balance sheet as of December 31, 2008. These statements should be read in conjunction with the audited consolidated financial statements and related notes, together with management’s discussion and analysis of financial condition and results of operations, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, or the Annual Report.

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP. The unaudited consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements in the Annual Report, and include all adjustments (consisting of normal recurring accruals) necessary for the fair presentation of the Company’s financial information for the periods presented. The results of operations for the three and six months ended June 30, 2009 are not necessarily indicative of the results to be expected for the year as a whole.

Subsequent Events Evaluation

The Company evaluated all events or transactions that occurred after June 30, 2009 up through August 5, 2009, the date these financial statements were issued.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes to the financial statements. Actual results could differ from those estimates.

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162 (SFAS No. 168). SFAS No. 168 establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by non-governmental entities in the preparation of financial statements in conformity with GAAP in the United States. SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company does not expect the adoption of SFAS No. 168 to have a material impact on the Company’s consolidated results of operations or financial condition.

Effective this quarter, the Company adopted SFAS No. 165, Subsequent Events (SFAS No. 165). SFAS No. 165 requires entities to disclose the date through which they have evaluated subsequent events and whether the date is the release of their financial statements or the date they are ready to be released. SFAS No. 165 is effective for interim and annual periods ended after June 15, 2009. The adoption of SFAS No. 165 did not have a material impact on the Company’s consolidated results of operations or financial condition.

Effective this quarter, the Company adopted FASB Staff Position (FSP) FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (FSP FAS 157-4). FSP FAS 157-4 amends FAS No. 157, Fair Value Measurements, and provides additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased and also includes guidance on identifying circumstances that indicate a transaction is not orderly for fair value measurements. FSP FAS 157-4 shall be applied prospectively with retrospective application not permitted. This FSP was effective for interim and annual periods ended after June 15, 2009. The adoption of FSP FAS 157-4 did not have a material impact on the Company’s consolidated results of operations or financial condition.

Effective this quarter, the Company adopted FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (FSP FAS 115-2 and FAS 124-2). This FSP amends FAS 115 and FAS No. 124, Accounting for Certain Investments Held by Not-for-Profit Organizations and EITF Issue No. 99-20, Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets, to make the other-than-temporary impairments guidance more operational and to improve the presentation of other-than-temporary impairments in the financial statements. This FSP will replace the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired debt security until recovery of its cost basis with a requirement that management assert it does not have the intent to sell the security before recovery of its cost basis. This FSP requires increased disclosure about the credit and noncredit components of impaired debt securities that are not expected to be sold, as well as increased disclosures regarding expected cash flows, credit losses and an aging of securities with unrealized losses. FSP FAS 115-2 and FAS 124-2 are effective for interim and annual periods ended after June 15, 2009. The adoption of FSP FAS 115-2 and FAS 124-2 did not have a material impact on the Company’s consolidated results of operations or financial condition, other than the presentation of additional disclosures about the Company’s interim financial statements.

Effective this quarter, the Company adopted FSP SFAS 107-1 and Accounting Principles Board Opinion (APB) 28-1, Interim Disclosure about Fair Value of Financial Instruments (FSP 107-1 and APB 28-1). FSP 107-1 and APB 28-1 require interim disclosures regarding the fair values of financial instruments that are within the scope of FASB No. 107, Disclosures about the Fair Value of Financial Instruments. Additionally, FSP 107-1 and APB 28-1 requires disclosure of the methods and significant assumptions used to estimate the fair value of financial instruments on an interim basis as well as changes of the methods and significant assumptions from prior periods. FSP 107-1 and APB 28-1 does not change the accounting treatment for these financial instruments and was effective for interim reporting periods ended after June 15, 2009. The adoption of FSP 107-1 and APB 28-1 did not have a material impact on the Company’s consolidated results of operations or financial condition.

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

The following table sets forth the computation of basic and diluted EPS for the three and six months ended June 30, 2009 and 2008 (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Numerator:
Net income (loss)	$(2,359)	$1,677	$(3,791)	$4,158

Denominator:
Weighted average common shares outstanding (basic)	32,589	32,399	32,532	33,548
Common equivalent shares from restricted stock awards	—	40	—	29
Common equivalent shares from common stock warrants	—	50	—	54
Common equivalent shares from options to purchase common stock and unvested shares of common stock subject to repurchase	—	418	—	501

Weighted average shares of common stock outstanding (diluted)	32,589	32,907	32,532	34,132

Basic earnings (loss) per share	$(0.07)	$0.05	$(0.12)	$0.12

Diluted earnings (loss) per share	$(0.07)	$0.05	$(0.12)	$0.12

Potentially dilutive securities, which are not included in the calculation of diluted net income per share because to do so would be anti-dilutive, are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Options to purchase common stock	5,596	3,470	5,350	2,830
Common stock warrants	545	150	545	150
Restricted stock awards	258	—	269	—

Total	6,399	3,620	6,164	2,980

Note 3—Investments

The following table summarizes investments by security type as of June 30, 2009 and December 31, 2008 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
June 30, 2009
Commercial paper	$2,492	$—	$(1)	$2,491
Auction rate securities and put option	14,256	—	—	14,256
Corporate bonds	32,991	113	(38)	33,066
U.S. government agency notes	62,771	145	(1)	62,915

Total short-term investments	112,510	258	(40)	112,728

Auction rate securities - long-term investments	4,480	—	(393)	4,087

Total investments	$116,990	$258	$(433)	$116,815

December 31, 2008
Commercial paper	$6,201	$1	$(16)	$6,186
Corporate bonds	31,531	43	(90)	31,484
U.S. government agency notes	35,990	237	—	36,227

Total short-term investments	73,722	281	(106)	73,897

Auction rate securities and put option - long-term investments	18,665	—	(697)	17,968

Total investments	$92,387	$281	$(803)	$91,865

The following table summarizes the contractual maturities of the Company’s investments as of June 30, 2009 (in thousands):

Less than one year	$84,140
Due in one to five years	28,588
Due after five years	4,087

$116,815

Realized gains and losses on investments are included in interest income and expense, net, in the accompanying consolidated statements of operations. During the three and six months ended June 30, 2009, the Company recorded realized gains of $14,000 and $28,000, respectively, on the sale of investments. During the three and six months ended June 30, 2008, the Company recorded no realized gains or losses on its investments. As of June 30, 2009 and December 31, 2008, net unrealized losses of $175,000 and $522,000, respectively, were included in accumulated other comprehensive loss in the accompanying consolidated balance sheets.

The majority of the gross unrealized losses as of June 30, 2009 were primarily due to the illiquidity of municipal bonds with an auction reset feature (ARS) held by the Company. The gross unrealized losses on the commercial paper and corporate bonds were the result of overall market risk aversion, lack of demand for securities that are non-government guaranteed and the relative widening of credit spreads relative to the U.S. Treasuries. The Company believes that it will be able to collect all principal and interest amounts due at maturity given the high credit quality of these investments. Since the decline in the market value of these investments is attributable to changes in market conditions and not credit quality, and since the Company has the ability and intent to hold those investments until a recovery of par value, which may be maturity, the Company does not consider these investments to be other-than temporarily impaired as of June 30, 2009.

The Company’s short-term investments consist primarily of ARS, commercial paper, corporate bonds and U.S. government agency notes. The Company’s long-term investments consist primarily of ARS. ARS are long-term variable rate bonds tied to short-term interest rates. After the initial issuance of the securities, the interest rate on the securities is reset periodically, at intervals established at the time of issuance (primarily every 27 to 34 days), based on market demand for a reset period. ARS were bought and sold in the marketplace through a competitive bidding process often referred to as a “Dutch auction.” If there was insufficient interest in the securities at the time of an auction, the auction may not be completed and the rates may be reset to predetermined “penalty” or “maximum” rates. Prior to 2008, the Company classified all ARS as short-term investments. In February 2008, auctions began to fail for these securities and each auction since then has failed. As of June 30, 2009, the Company held $18.8 million par value ARS, all of which have experienced failed auctions since February 2008. The underlying assets of the securities consisted of student loans and municipal bonds, of which $17.2 million were guaranteed by the U.S. government and the remaining $1.6 million were privately insured. All of these ARS have credit ratings of AAA, except one rated AA1 and two rated A3, by a rating agency. These ARS have contractual maturity dates ranging from 2030 to 2047. The Company is receiving the underlying cash flows on all of its ARS. The principal associated with failed auctions is not expected to be accessible until a successful auction occurs, the issuer redeems the securities, a buyer is found outside of the auction process or the underlying securities mature.

In November 2008, the Company accepted an offer (the Right), from UBS AG (UBS), entitling it to sell at par value ARS originally purchased by the Company from UBS at any time during a two-year period from June 30, 2010 through July 2, 2012. As of June 30, 2009, the Company held $14.3 million par value ARS purchased from UBS. Although the Company expects to sell its ARS under the Right, if the Right is not exercised before July 2, 2012 it will expire and UBS will have no further rights or obligation to buy the Company’s ARS. The Company’s Right to sell the ARS to UBS commencing June 30, 2010 represents a put option for a payment equal to the par value of the ARS. As such, the Company’s ARS from UBS have been classified as short-term investments as of June 30, 2009. Because the Right is non-transferable and cannot be attached to the ARS if they are sold to another entity other than UBS, it represents a freestanding instrument between the Company and UBS. The Company elected the fair value option under SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115 and, in December 2008, transferred the UBS ARS from available-for-sale to trading securities and, accordingly, recognized the unrealized losses previously recorded in accumulated other comprehensive (loss) income in earnings at the election date. The transfer from available-for-sale to trading securities was a one-time election as allowed under SFAS 115, Accounting for Certain Investments in Debt and Equity Securities. The changes in fair value of the Right and the UBS ARS are recorded in other income (expense), net in the consolidated statements of operations.

For non-UBS ARS, the Company is unable to predict if these funds will become available before their maturity dates and as a result the Company has classified these ARS as long-term investments as of June 30, 2009.

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

In accordance with SFAS No. 157, the following table represents the Company’s fair value hierarchy for its financial assets (cash equivalents and investments) measured at fair value on a recurring basis as of June 30, 2009 (in thousands):

	Fair Value	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$20,549	$20,549	$—	$—
Short-term investments:
Put option on auction rate securities	1,672	—	—	1,672
Commercial paper	2,491	2,491	—	—
Auction rate securities	12,584	—	—	12,584
Corporate bonds	33,066	33,066	—	—
Government	62,915	62,915	—	—
Long-term investments:
Auction rate securities	4,087	—	—	4,087

Total financial assets	$137,364	$119,021	$—	$18,343

Level 3 assets consist of ARS whose underlying assets are student loans which are substantially backed by the federal government. Since the auctions for these securities have continued to fail since February 2008, these investments are not currently trading and therefore do not have readily determinable market value. Accordingly, the estimated fair value of the ARS no longer approximates par value. The Company has valued the ARS and the associated put option described above using a discounted cash flow model based on Level 3 assumptions. The assumptions used in valuing the ARS and the put option include estimates of interest rates, timing and amount of cash flows, credit and liquidity premiums, expected holding periods of the ARS, loan rates relating to the UBS Rights offering and bearer risk associated with UBS’s financial ability to repurchase the ARS beginning June 30, 2010, in each case based on data available to the Company as of June 30, 2009.

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

The following table provides a reconciliation for all assets measured at fair value using significant unobservable inputs (Level 3) for the six months ended June 30, 2009 (in thousands):

	Fair Value Measurements at Reporting Date Using Significant Unobservable Inputs (Level 3)
	Put Option	ARS
Balance at January 1, 2009	$2,311	$15,657
Redemption of ARS investments	—	(70)
Total gains or (losses):
Included in accumulated other comprehensive loss	—	305
Included in net income (loss)	(639)	779

Balance at June 30, 2009	$1,672	$16,671

Note 4—Share-Based Compensation Expense

The Company records share-based compensation expense in accordance with SFAS No. 123 (revised 2004), Share-based Payment (SFAS No. 123R), which requires companies to measure all employee share-based compensation awards using a fair value method and record such expense in the consolidated financial statements.

Total share-based compensation expense for the three and six months ended June 30, 2009 and 2008 is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Selling, general and administrative	$1,831	$1,852	$3,713	$3,370
Product development	524	574	841	1,063

Totals	$2,355	$2,426	$4,554	$4,433

The Company recorded $2.4 million in share-based compensation expenses during each of the three months ended June 30, 2009 and 2008, and recorded $4.6 million and $4.4 million in share-based compensation expenses during the six months ended June 30, 2009 and 2008, respectively. In addition, for the six months ended June 30, 2009 and 2008, $448,000 and $12,000, respectively, was presented as financing activities to reflect the incremental tax benefits from stock options exercised in those periods. At June 30, 2009, total unrecognized estimated compensation costs related to unvested stock options granted prior to that date was $19.3 million, which is expected to be recognized over a weighted-average period of 2.9 years. At June 30, 2009, total unrecognized estimated compensation costs related to non-vested restricted stock awards granted prior to that date was $1.7 million, which is expected to be recognized over a period of 2.7 years.

Restricted Stock

During the three and six months ended June 30, 2009, approximately 22,000 shares and 44,000 shares, respectively, of the Company’s common stock vested and were released pursuant to outstanding restricted stock awards. As of June 30, 2009, the Company had 241,000 shares of common stock subject to restricted stock awards outstanding.

Stock Options

During the three and six months ended June 30, 2009, the Company granted stock options to purchase approximately 1.0 million shares and 1.2 million shares, respectively, of its common stock. During the three and six months ended June 30, 2009, stock options to purchase approximately 23,000 shares and 40,000 shares, respectively, of common stock were exercised and options to purchase 134,000 shares and 364,000 shares, respectively, of common stock were forfeited or expired. As of June 30, 2009, the Company had outstanding options to purchase approximately 5.9 million shares of common stock.

Warrants

No warrants were exercised during the three and six months ended June 30, 2009. As of June 30, 2009, there were fully vested warrants outstanding to purchase 545,000 shares of the Company’s common stock.

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

The Company recorded an income tax benefit for the three months ended June 30, 2009 of $255,000, or 10% of pre-tax loss, compared to an income tax provision of $1.4 million, or 45.6% of pre-tax income for the three months ended June 30 2008. The income tax provision for the six months ended June 30, 2009 was $61,000, or 2% of pre-tax loss, compared to an income tax provision of approximately $2.5 million, or 38% of pre-tax income for the six months ended June 30, 2008. The income tax provision recorded during the six months ended June 30, 2009 included discrete items of approximately $1.2 million. These discrete items included approximately $750,000 recorded during the first quarter of 2009 relating to a decrease to certain deferred tax assets as a result of a California tax law change that was enacted in February 2009. This change allows an elective single sales factor for state apportionment for taxable years beginning on or after January 1, 2011. The Company expects to benefit from the California single sales factor election for apportioning income for years 2011 and beyond. As a result of its anticipated election of the single sales factor, in accordance with SFAS No. 109, the Company has re-measured its deferred tax assets taking into account the reversal pattern and the expected California tax rate under the elective single sales factor. The discrete items also included an increase to income tax provision of approximately $460,000 relating to the write-off of deferred tax assets associated with cancelled stock options recorded during the three months ended June 30, 2009. Excluding these discrete items, the Company’s effective tax rate for the three and six months ended June 30, 2009 was approximately 27% and 31%, respectively, which compares to approximately 46% and 38% for the three and six months ended June 30, 2008, respectively.

The difference between the Company’s effective tax rate and the 35% U.S. federal statutory rate for the three and six month period ended June 30, 2009 was primarily due to permanent differences, partially offset by research and development credits and the impact of the discrete items. The difference between the Company’s effective tax rate and the 35% U.S. federal statutory rate for the three and six month period ended June 30, 2008 was primarily due to state income taxes and permanent differences, partially offset by research and development credits.

The Company files federal, state and foreign income tax returns in jurisdictions with varying statutes of limitations. Due to net operating loss and research and development credit carryovers from earlier years, the Company is subject to income tax examination by tax authorities from inception to date.

Note 6—Comprehensive Income (Loss)

The components of comprehensive income (loss) are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net income (loss)	$(2,359)	$1,677	$(3,791)	$4,158
Unrealized gain (loss) on investments	124	(535)	339	(1,310)
Unrealized gain on foreign currency translation	844	11	10	1,379

Total comprehensive income (loss)	$(1,391)	$1,153	$(3,442)	$4,227

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

In February 2008, subsequent to the asset purchase, the Company’s board of directors approved the shut-down of Stage6, the Company’s online video community service. As a significant portion of the benefit from the acquired patented technology license was originally to be derived from Stage6 future activities, the Company evaluated the intangible asset for impairment as of December 31, 2008 in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, based on the projected benefits solely attributable to the Company’s core consumer electronics business. Based on the Company’s revised forecasts excluding the Stage6 future activities and discounting the cash flows attributable to the Company’s core consumer electronics business, the Company concluded that the carrying amount of the asset was not fully recoverable and an impairment charge equal to approximately $3.0 million was recorded in 2007 in the consolidated statements of operations, as the acquired patented technology license was considered to have a recoverable value of approximately $60,000. During 2008, technology milestones equal to $1.3 million in the aggregate were achieved and paid. As these technology milestones were attributable to Stage6, the milestones were not considered to be recoverable and as a result, the Company recorded an impairment charge of $1.3 million in the consolidated statements of income during 2008. All milestones had been achieved and the Company had no remaining liability related to the acquisition of Veatros as of December 31, 2008.

Note 8—Legal Matters

On October 22, 2007, following the filing of the Company’s declaratory relief action which was subsequently dismissed, Universal Music Group, Inc. (UMG), filed a lawsuit against the Company in the Central District of California. UMG’s suit alleges copyright infringement and seeks monetary damages related to the Company’s operation of the Stage6 online video community service, which was shut down on February 29, 2008. The Company believes it has meritorious defenses to UMG’s claims and will assert them vigorously, but litigation is inherently uncertain and there can be no guarantee that the Company will prevail or that the litigation will not have material adverse consequences for the Company. An unfavorable resolution of these proceedings could materially affect the Company’s future operating results or financial conditions in particular periods. No amounts have been accrued for this litigation as of June 30, 2009.

On November 11, 2008, Yahoo! Inc (Yahoo!) informed the Company that it intended to breach the two-year License and Distribution Agreement (Distribution Agreement) entered into between the Company and Yahoo! on September 27, 2007 and to discontinue making payments required under the Distribution Agreement. As a result, in November 2008, the Company filed a lawsuit in California Superior Court in Santa Clara County seeking damages from Yahoo! and specific performance under the Distribution Agreement. As the Company considered the potential receipt of damages from Yahoo! to be a gain contingency, no amounts have been recorded as of June 30, 2009.

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

The first step toward our goal was to build and release a high-quality video compression-decompression software library, or codec, to enable distribution of media across the Internet and through recordable media. As a result, we created the DivX codec, which has been actively sought out and downloaded by consumers hundreds of millions of times. These downloads include those for which we receive revenue as well as free downloads, such as limited-time trial versions, and downloads provided as upgrades to existing end users of our products. After the significant grass-roots adoption of our codec, the next steps toward our goal was to license similar technology to consumer hardware device manufacturers and certify their products to ensure the interoperable support of DivX-encoded content. In January 2009, we took another step forward by releasing to consumers and licensing to hardware device manufacturers a version of our technology built around a new codec, the DivX Plus codec. DivX Plus technology offers enhancements over prior versions of our codecs for certain implementations, including for high definition and mobile content. DivX Certified hardware devices have been shipped worldwide by our customers, who include major consumer video hardware original equipment manufacturers, or OEMs. We are entitled to receive a royalty and/or license fee for DivX Certified devices that our customers ship. In addition to technology licensing to consumer hardware device manufacturers, we currently generate revenue from software licensing and related support, advertising and content distribution.

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

We derive revenue from advertisements or third party software applications that we embed in or include with the software packages we offer to consumers. In March 2009, we entered into a new promotion and distribution agreement with Google. Pursuant to this new agreement, we have agreed to distribute Google products, including Google’s new web browser, Google Chrome, and the Google Toolbar for Internet Explorer, with our software products and Google has agreed to pay us fees based on successful activations of these products. Pursuant to the terms of the agreement with Google, this agreement expires on February 28, 2011, or upon the achievement of a maximum distribution commitment, however the agreement may be extended for up to two years beyond the original term at Google’s option.

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

Selling, general and administrative

The majority of selling, general and administrative expenses consists of employee compensation costs. Selling, general and administrative expense also includes marketing expenses, business travel costs, trade show costs, outside consulting fees and related overhead. Our headcount for selling, general, and administrative related personnel, including employees and outside contractors decreased by 23 from 189 as of June 30, 2008 to 166 as of June 30, 2009, primarily due to the reduction in our work force that we implemented in December 2008. If the need arises, we may hire additional employees or outside contractors for our selling, general and administrative staff and may increase our selling, general and administrative budget to meet future needs.

Product development

The majority of product development expense consists of employee compensation for personnel responsible for the development of new technologies and products. Our headcount for product development related personnel, including employees and outside contractors increased by 13 from 155 as of June 30, 2008 to 168 as of June 30, 2009, primarily to support our development efforts at MainConcept. Product development expense also includes depreciation of computer and related equipment, software license fees and related overhead. If the need arises, we may hire additional employees to meet our business needs. If permanent employees are not available for hire, we may use outside contractors to fulfill our labor needs when and as required to accomplish our operating goals.

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

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS, No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162, or SFAS No. 168. SFAS No.168 establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by non-governmental entities in the preparation of financial statements in conformity with GAAP in the United States. SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. We do not expect the adoption of SFAS No. 168 to have a material impact on our consolidated results of operations or financial condition.

Results of Operations

The following table presents our results of operations as a percentage of total net revenues for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
	(unaudited)		(unaudited)
Net revenues:
Technology licensing	90%	77%	95%	77%
Media and other distribution and services	10	23	5	23

Total net revenues	100	100	100	100
Cost of revenues:
Cost of technology licensing	14	4	13	4
Cost of media and other distribution and services	1	1	1	1

Total cost of revenues	15	5	14	5

Gross profit	85	95	86	95
Operating expenses:
Selling, general and administrative(1)	78	59	72	62
Product development(1)	30	25	28	23
Impairment of acquired intangibles	—	1	—	3

Total operating expenses	108	85	100	88

Income (loss) from operations	(23)	10	(14)	7
Interest income and expense, net	3	5	3	6
Other income (expense), net	3	—	—	1

Income (loss) before income taxes	(17)	15	(11)	14
Income tax provision (benefit)	(2)	7	—	5

Net income (loss)	(15)%	8%	(11)%	9%

(1) The following table presents details of total stock-based compensation expense included in each functional line item in the unaudited consolidated statements of operations above:

Selling, general and administrative	12%	9%	11%	7%
Product development	3	3	2	2

Net Revenues

The following table summarizes and analyzes the revenues we earned for the three and six months ended June 30, 2009 and 2008 (in thousands):

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2009	2008	$	%	2009	2008	$	%
Net revenues:
Technology licensing
Consumer hardware devices	$10,740	$13,411	$(2,671)	(20)%	$24,448	$30,201	$(5,753)	(19)%
% of total net revenues	70%	63%			72%	65%
Software	2,985	2,999	(14)	0	7,883	5,287	2,596	49
% of total net revenues	20%	14%			23%	12%

Total technology licensing	13,725	16,410	(2,685)	(16)	32,331	35,488	(3,157)	(9)
% of total net revenues	90%	77%			95%	77%
Advertising and third-party product distribution	1,389	4,735	(3,346)	(71)	1,390	10,533	(9,143)	(87)
% of total net revenues	9%	22%			4%	22%
Content distribution and related services	120	174	(54)	(31)	190	320	(130)	(41)%
% of total net revenues	1%	1%			1%	1%

Total net revenues	$15,234	$21,319	$(6,085)	(29)%	$33,911	$46,341	$(12,430)	(27)%

Technology licensing—consumer hardware devices: The $2.7 million, or 20%, decrease in net revenues from technology licensing to consumer hardware device manufacturers from the three months ended June 30, 2008 to the three months ended June 30, 2009, and the $5.8 million, or 19% decrease in net revenues from technology licensing to consumer hardware device manufacturers from the six months ended June 30, 2008 to the six months ended June 30, 2009 resulted primarily from a decrease in net royalty revenues associated with decreased shipped-unit volumes of devices that incorporate our technologies reported to us by our licensee partners.

Technology licensing—software: Software licensing revenue from the three months ended June 30, 2008 to the three months ended June 30, 2009, remained consistent at approximately $3.0 million. The $2.6 million, or 49%, increase in software licensing revenue from the six months ended June 30, 2008 to the six months ended June 30, 2009 was primarily due to a $2.0 million increase from software development and licensing revenues from licensing customers, and approximately $600,000 of additional revenue recognized upon early termination of the support period over which revenue is being recognized on a prior version of our website software as a result of our launch of a new version of our website software in January 2009.

Advertising and third-party product distribution: The $3.3 million, or 71%, decrease in advertising and third-party product distribution revenue from the three months ended June 30, 2008 to the three months ended June 30, 2009, and the $9.1 million, or 87%, decrease in advertising and third-party product distribution revenue from the six months ended June 30, 2008 to the six months ended June 30, 2009 resulted primarily from the loss of revenue under our advertising services agreement with Yahoo!. Revenue from the three and six months ended June 30, 2008 included $4.7 million and $10.3 million, respectively, of revenue from Yahoo! pursuant to our prior agreement, under which Yahoo! paid us fees based on the number of certain distributions or installations of the Yahoo! software by consumers. In November 2008, Yahoo! notified us that they intended to breach this two-year advertising services agreement and would discontinue making payments required under the agreement. As a result, no revenue from Yahoo! was recorded during the six months ended June 30, 2009. As we consider the potential receipt of damages from Yahoo! to be a gain contingency, no amounts have been recorded as of June 30, 2009. On March 9, 2009, we entered into a promotion and distribution agreement with Google, Inc., or Google, pursuant to which we agreed to distribute Google’s products with our software offerings. Google has agreed to pay us fees under the agreement based on successful activations of Google’s products. Distribution revenue pursuant to the agreement, starting with Google’s new browser, Chrome, commenced during the three months ended June 30, 2009, during which revenue was $1.3 million.

Content distribution and related services: The $54,000, or 31%, decrease in content distribution and related services revenue from the three months ended June 30, 2008 to the three months ended June 30, 2009, and the $130,000, or 41%, decrease in content distribution and related services revenue from the six months ended June 30, 2008 to the six months ended June 30, 2009 primarily reflects a decrease in sales by our Open Video System, or OVS, customers and in encoding revenues. Our OVS is a complete hosted service that allows content creators to deliver high-quality DivX video content over the Internet. We use our OVS to provide content and service providers with encoding services, content storage and distribution services, and use of our DivX media format and digital rights management technology. Using our OVS, a content service provider can launch its own web store and sell content online.

Gross profit

The following table shows the gross profit earned on each of our revenue streams for the three and six months ended June 30, 2009 and 2008 in absolute dollars and as a percentage of related revenues (in thousands):

	Three months ended June 30,		Change		Six months ended June 30,		Change
	2009	2008	$	%	2009	2008	$	%
Gross profit
Technology licensing	$11,559	$15,454	$(3,895)	(25)%	$27,754	$33,496	$(5,742)	(17)%
Gross margin %	84%	94%			86%	94%
Advertising and third-party distribution	1,305	4,685	(3,380)	(72)	1,203	10,440	(9,237)	(88)
Gross margin %	94%	99%			87%	99%
Content distribution and related services	69	38	31	82	66	55	11	20
Gross margin %	57%	22%			35%	17%

Total gross profit	$12,933	$20,177	$(7,244)	(36)%	$29,023	$43,991	$(14,968)	(34)%

Gross margin %	85%	95%			86%	95%

Technology licensing: The decrease in our technology licensing gross profit and the associated decrease in gross margin of $3.9 million, or 25%, from the three months ended June 30, 2008 to the three months ended June 30, 2009, and $5.7 million, or 17%, from the six months ended June 30, 2008 and the six months ended June 30, 2009 were due primarily to a decrease in our technology licensing revenue and the impact of our H.264 license cost of approximately $1.3 million and $2.5 million, respectively, associated with the launch of the new version of our website software during the first quarter of 2009.

Advertising and third-party distribution: The decrease in our advertising and third-party distribution gross profit and the associated gross margin of $3.4 million, or 72%, from the three months ended June 30, 2008 to the three months ended June 30, 2009, and $9.2 million or 88% from the six months ended June 30, 2008 to June 30, 2009 were primarily due to loss in toolbar revenue under our advertising services agreement with Yahoo!, offset during the three months ended June 30, 2009 by revenue under our agreement with Google.

Content distribution and related services: Our content distribution and related services gross margin increased $31,000, or 82% from the three months ended June 30, 2008 to the three months ended June 30, 2009 and $11,000, or 20%, from the six months ended June 30, 2008 to the six months ended June 30, 2009, primarily due to a decrease in Internet connectivity costs resulting from a change in service providers.

Operating expenses

The following table summarizes and analyzes our operating expenses for the three and six months ended June 30, 2009 and 2008 (in thousands):

	Three months ended June 30,		Change		Six months ended June 30,		Change
	2009	2008	$	%	2009	2008	$	%
Operating expenses:
Selling, general and administrative	$11,875	$12,573	$(698)	(6)%	$24,584	$28,550	$(3,966)	(14)%
% of total net revenues	78%	59%			72%	62%
Product development	4,633	5,366	(733)	(14)%	9,334	10,791	(1,457)	(13)%
% of total net revenues	30%	25%			28%	23%
Impairment of acquired intangibles	—	250	(250)	(100)%	—	1,250	(1,250)	(100)%
% of total net revenues	—	1%			—	3%

Total operating expenses	$16,508	$18,189	$(1,681)	(9)%	$33,918	$40,591	$(6,673)	(16)%

Selling, general and administrative: The $700,000, or 6%, decrease in selling, general and administrative expenses from the three months ended June 30, 2008 to the three months ended June 30, 2009, was primarily due to a decrease of approximately $600,000 in compensation and benefits expense primarily as a result of a reduction in our workforce that we implemented in December 2008, a decrease in travel expense of $300,000, and a decrease in facility costs of $300,000. These decreases were partially offset by increases in professional services, primarily legal expense, of $500,000, and marketing and promotion expenses of $100,000.

The $4.0 million, or 14% decrease in selling, general and administrative expenses from the six months ended June 30, 2008 to the six months ended June 30, 2009, primarily included: (1) a $1.6 million decrease in Internet connectivity related costs primarily associated with the shut-down of our online video community service, Stage6, on February 29, 2008; (2) a decrease of $1.0 million in travel expenses, (3) a decrease of approximately $500,000 for office and equipment rental expenses, (4) a decrease of approximately $300,000 for marketing and promotion expenses, (5) a $900,000 decrease in compensation and benefits expense, partially due to our shut-down of Stage6 and the reduction in our workforce that we implemented in December 2008; and (6) a decrease of approximately $100,000 in other miscellaneous expenses. These decreases were partially offset by an increase of approximately $800,000 in professional service expenses, primarily legal service expenses, and an increase of approximately $300,000 in share-based compensation expenses.

Product development: The $700,000, or 14%, decrease in product development expenses from the three months ended June 30, 2008 to the three months ended June 30, 2009 was primarily due to a decrease of approximately $600,000 in compensation and benefits as a result of our shut-down of Stage6 and the reduction in our workforce that we implemented in December 2008, and a decrease of approximately $50,000 in share-based compensation expenses.

The $1.5 million, or 13%, decrease in product development expenses from the six months ended June 30, 2008 to the six months ended June 30, 2009 was primarily due to a decrease of approximately $1.1 million in compensation and benefits as a result of our shut-down of Stage6 and the reduction in our workforce that we implemented in December 2008, and a decrease of approximately $200,000 in share-based compensation expenses.

Impairment of acquired intangibles: In the three and six months ended June 30, 2008 we recorded an impairment charge of $250,000 and $1.3 million, respectively related to the patented technology license intangible asset acquired in connection with our acquisition of Veatros in July 2007. The asset was fully impaired during 2008 and no impairment charges were recorded in the three and six months ended June 30, 2009.

Interest income and expense, net: We reported net interest income of approximately $400,000 for the three months ended June 30, 2009 compared to $1.1 million for the three months ended June 30, 2008 and for the six months ended June 30, 2009, we reported approximately $1.0 million of net interest income compared to $2.8 million for the six months ended June 30, 2008. The decreases are reflective of lower interest rates compared to the same period in the prior year.

Other income (expense), net: We recorded approximately $500,000 of other income for the three months ended June 30, 2009 as compared to approximately $15,000 of other expense for the same period in 2008. For the six months ended June 30, 2009, we recorded other income of approximately $100,000 compared to approximately $500,000 of other income for the six months ended June 30, 2008. The fluctuations in other income (expenses), net were primarily due to foreign exchange fluctuations on our Euro-based intercompany receivable balance.

Income tax provision: We recorded an income tax benefit of $255,000 for the three months ended June 30, 2009, based upon a 10% effective tax rate, compared to a provision of $1.4 million for the three months ended June 30, 2008 based upon a 46% effective tax rate. For the six months ended June 30, 2009, we recorded a provision for income taxes of $61,000, based on a 2% effective tax rate, compared to $2.5 million, or 38% effective tax rate for the six month ended June 30, 2008. The income tax provision recorded during the six months ended June 30, 2009 included discrete items of approximately $1.2 million. These discrete items are made up of approximately $750,000 relating to a decrease to certain deferred tax assets as a result of a California tax law change that was enacted in February 2009 and recorded during the first quarter of 2009. This change allows an elective single sales factor for state apportionment for taxable years beginning on or after January 1, 2011. We expect to benefit from the California single sales factor election for apportioning income for years 2011 and beyond. As a result of its anticipated election of the single sales factor, in accordance with SFAS No. 109, we have re-measured our deferred tax assets taking into account the reversal pattern and the expected California tax rate under the elective single sales factor. The discrete items also include an increase to income tax provision of approximately $460,000 relating to the write-off of deferred tax assets associated with cancelled stock options recorded during the six months ended June 30, 2009. Excluding these discrete items, our effective tax rate for the three and six months ended June 30, 2009 was approximately 27% and 31%, respectively, which compares to approximately 46% and 38% for the three and six months ended June 30, 2008, respectively.

The difference between our effective tax rate and the 35% U.S. federal statutory rate for the three and six month period ended June 30, 2009 was primarily due to permanent differences, partially offset by research and development credits and the impact of the discrete items. The difference between our effective tax rate and the 35% U.S. federal statutory rate for the three and six month period ended June 30, 2008 was primarily due to state income taxes and permanent differences, partially offset by research and development credits.

The effective tax rate for the three and six months ended June 30, 2009 is based upon our estimated fiscal 2009 income before income taxes. To the extent the estimate of fiscal 2009 income before income taxes changes, our provision for income taxes will change as well. The effective tax rate for the full year 2009 is expected to be approximately 32%, excluding any discrete items.

Liquidity and capital resources

The following table presents data regarding our liquidity and capital resources (in thousands):

	June 30, 2009	December 31, 2008
Cash, cash equivalents and short-term investments	$135,934	$117,339
Working capital	135,892	115,762
Total assets	194,066	193,401

Cash Flows (in thousands):

	Six Months Ended June 30,
	2009	2008
Net cash provided by operating activities	$4,050	$1,392
Net cash (used in) provided by investing activities	(25,365)	32,188
Net cash provided by (used in) financing activities	960	(19,382)
Effect of exchange rate changes on cash	119	55

Net (decrease) increase in cash and cash equivalents	(20,236)	14,253
Cash and cash equivalents at beginning of period	43,442	14,532

Cash and cash equivalents at end of period	$23,206	$28,785

Cash provided by operating activities: The $4.1 million of cash provided by operating activities for the six months ended June 30, 2009 was primarily due to a decrease in accounts receivable of $5.9 million, non-cash share-based compensation of $4.6 million, and non-cash depreciation and amortization expenses of $3.0 million, partially offset by net loss of $3.8 million, an increase in prepaid and other assets of $1.8 million, an increase in income taxes receivable of $1.9 million, a decrease in accrued liabilities of $1.0 million, and a decrease in deferred revenue of approximately $500,000.

The $1.4 million of cash provided by operating activities for the six months ended June 30, 2008 was primarily due to net income of $4.2 million, non-cash share-based compensation of $4.4 million, and non-cash depreciation and amortization expenses of $2.3 million, offset by a $5.2 million increase in accounts receivable, a $2.7 million increase in deferred tax, and changes in other working capital accounts, primarily decreases in accounts payable and accrued liabilities.

Cash (used in) provided by investing activities: The $25.4 million of cash used in investing activities for the six months ended June 30, 2009 was due to purchases of investments of $78.6 million, offset by sales and maturities of investments of $53.8 million.

The $32.2 million provided by investing activities for the six months ended June 30, 2008 was primarily due to $105.8 million in proceeds from sales and maturities of investments offset by $69.4 million in purchases of investments, $1.8 million of cash paid for the Veatros acquisition, $1.3 million in purchases of property and equipment and $1.2 million of milestone payments made for the MainConcept acquisition.

Cash provided by (used in) financing activities: The $960,000 cash provided by financing activities for the six months ended June 30, 2009 was primarily due to the proceeds of $500,000 from shares issued under the employee stock purchase plan, and $400,000 from the excess tax benefit from the exercise of stock options.

The $19.4 million net cash used in financing activities for the six months ended June 30, 2008 was primarily due to the $20.0 million used in the repurchase of our common stock offset by approximately $700,000 in proceeds from the exercise of stock options and shares issued under the employee stock purchase plan.

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

Interest Rate Risk

All of our fixed income investments are classified as available-for-sale and are therefore reported on the balance sheet at market value. The fair values of our cash equivalents and investments are subject to change as a result of changes in market interest rates and investment risk related to the issuers’ credit worthiness. To minimize these risks, we maintain an investment portfolio of various holdings, types and maturities. We have established guidelines relative to diversification and maturities that attempt to maintain safety and liquidity. These guidelines are periodically reviewed and modified, if necessary. We do not utilize financial contracts to manage our exposure in our investment portfolio to changes in interest rates. At June 30, 2009, we had $140.0 million in cash, cash equivalents, short-term and long-term investments, all of which are stated at fair value. Changes in market interest rates would not be expected to have a material impact on the fair value of $23.2 million of our cash and cash equivalents at June 30, 2009, as these consisted of securities with maturities of less than three months. The weighted-average maturity of our investments excluding auction rate securities as of June 30, 2009 was approximately six months. A 100 basis point increase or decrease in interest rates over a six month period from those in effect at June 30, 2009 would, however, decrease or increase, respectively, the remaining $116.8 million of our investments by approximately $700,000. While changes in interest rates may affect the fair value of our investment portfolio, any gains or losses will not be recognized in our consolidated statements of operations until the investment is sold or if the reduction in fair value was determined to be other than temporary.

At June 30, 2009, we held approximately $4.5 million of municipal bond investments in par value, classified as long-term assets, with an auction reset feature, or auction rate securities, or ARS, whose underlying assets are student loans which are substantially backed by the federal government. Since February 2008, these auctions have failed and therefore continue to be illiquid and we will not be able to access these funds until a future auction of these investments is successful or a buyer is found outside of the auction process. As a result, our ability to liquidate our investment and fully recover the carrying value of our investment in the near term may be limited or may not exist. If the issuers are unable to successfully close future auctions and their credit ratings deteriorate, we may in the future be required to record an impairment charge on these investments.

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

Additionally, at June 30, 2009, we had a receivable balance denominated in Euros due from MainConcept. Our outstanding receivable balance is translated into U.S. dollars for financial reporting purposes, with unrealized gains and losses included as a component of other income (expense), net. A 100 basis point increase or decrease in foreign currency exchange rates over a three month period from those in effect at June 30, 2009 would not materially impact our financial position, results of operations and cash flows. During the six months ended June 30, 2009, we recorded approximately $26,000 of foreign currency losses related to our foreign currency receivable denominated in Euros in other income (expense), net on our consolidated statements of operations.

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

On November 11, 2008, Yahoo! informed us that it intended to breach the two-year License and Distribution Agreement, the Distribution Agreement, entered into between Yahoo! and us on September 27, 2007 and to discontinue making payments required under the Distribution Agreement. As a result, in November 2008, we filed a lawsuit in California Superior Court in Santa Clara County seeking damages from Yahoo! and specific performance under the Distribution Agreement. As we consider the potential receipt of damages from Yahoo! to be a gain contingency, no amounts have been recorded as of June 30, 2009.

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

Growth in our revenue over the past several years has been the result, in large part, of the rapid growth in sales of red-laser DVD players incorporating our technologies. For the six months ended June 30, 2009, 2008 and 2007, we derived approximately 72%, 65% and 70%, respectively, of our total net revenues from technology licensing to consumer hardware device manufacturers, a majority of which are derived from sales of red-laser DVD players incorporating our technologies. However, as the markets for DVD players mature, we do not expect sales of red-laser DVD players to continue to grow as quickly as they have in the past. To the extent that sales of red-laser DVD players level off or decline, our licensing revenue will be adversely affected. In addition, if new technologies are developed for use with DVDs or new technologies are developed that substantially compete with or replace red-laser DVDs as a dominant medium for consumer video entertainment such as high definition DVD or Blu-ray Disc, and if we are unable to develop and successfully market technologies that are incorporated into or compatible with such new technologies, our ability to generate revenues will be adversely affected.

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

*We are dependent on the sale by our licensees of consumer hardware and software products that incorporate our technologies. Our top 10 licensees by revenue accounted for approximately 64% of our total net revenues during the six months ended June 30, 2009, and a reduction in revenues from those licensees or a loss of one or more of our key licensees would adversely affect our licensing revenue.

We derive most of our revenue from the licensing of our technologies to consumer hardware device manufacturers, software vendors and consumers. We derived 95% and 77% of our total net revenues from licensing our technology during the six months ended June 30, 2009 and 2008, respectively. One or a small number of our licensees generally represents a significant percentage of our technology licensing revenues. For example, in the six months ended June 30, 2009, Sony, Philips and Samsung accounted for approximately 13%, 9% and 12% of our total net revenues, respectively, and our top 10 licensees by revenue accounted for approximately 64% of our total net revenues. Our technology licensing revenues are particularly dependent upon our relationships with consumer hardware device manufacturers. We cannot control consumer hardware device manufacturers’ and software developers’ product development or commercialization efforts or predict their success. Our license agreements typically require manufacturers of consumer hardware devices and software vendors to pay us a specified royalty for every shipped consumer hardware or software product that incorporates our technologies, but many of these agreements do not require these manufacturers to guarantee us a minimum royalty in any given period. Accordingly, if our licensees sell fewer products incorporating our technologies, or otherwise face significant economic difficulties, our licensing revenues will be adversely affected. Additionally, certain of our license agreements provide for specific royalties based on our estimations of the volumes of certain units consumer hardware device manufacturers are likely to ship during a given term; if our estimates are too low, the actual per-unit revenues received may be lower than expected. Our license agreements are generally for two years or less in duration, and a significant number of these agreements expire in any given quarter. Upon expiration of their license agreements, manufacturers and software developers may not renew their agreements or may elect not to enter into new agreements with us on terms as favorable as our current agreements.

*Our March 2009 promotion and distribution agreement with Google may not prove to be an adequate replacement for our September 2007 agreement with Yahoo!.

Pursuant to our September 2007 agreement with Yahoo!, we agreed to distribute a version of Internet Explorer browser optimized for Yahoo! and a co-branded version of the Yahoo! Toolbar with our software products and Yahoo! agreed to pay us fees based on the number of certain distributions or installations of the Yahoo! software. In November 2008, Yahoo! notified us that it intended to breach the two-year advertising services agreement and would discontinue making payments required under the agreement. As a result, we filed a lawsuit in California Superior Court seeking damages from Yahoo! and specific performance under the agreement. In March 2009, we entered into a new agreement with Google, pursuant to which we distribute Google products, including its new web browser, Google Chrome, and the Google Toolbar for Internet Explorer, with our software products and Google pays us fees based on successful activations of these products. Revenue under the Google agreement was lower for the three months ended June 30, 2009 than the revenue earned under the Yahoo! agreement during the corresponding period in 2008, and future revenue under the Google agreement may be less than we currently anticipate. Also, if Google’s products do not prove to be as popular among consumers as we anticipate, if our products decline in popularity among consumers, or if Google’s products quickly reach market saturation, we may experience a decrease in revenue under our agreement with Google.

The success of our business depends on the availability of premium video content in the DivX format.

To date, only four Hollywood motion picture studios have agreed to make certain video content available in the DivX media format. If we, and/or our consumer electronics partners or retail partners, fail to implement certain technological safeguards mandated under those deals, such format approval agreements may be suspended or terminated, either of which could negatively impact our business. The implementation of these changes could potentially be viewed negatively by consumers and as a result our business could suffer. Additionally, the distribution of such DivX-formatted video content is dependent on third party retailers’ willingness to enter into distribution deals with one or more of our studio partners and DivX and ultimately upon the willingness of consumers to purchase such content from such third party retailers. Finally, our business success depends upon our ability to reach agreement with other major motion picture studios to make their content available in the DivX media format. In the event that we fail to reach agreement with such studios, the DivX format may become less compelling to consumers and to retailers and potentially to consumer electronics licensees of DivX.

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

*Our business is dependent in part on technologies we license from third parties, and these license rights may be inadequate for our business.

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

If the technology we license fails to perform as expected, if key licensors do not continue to support their technology or intellectual property because the licensor has gone out of business or otherwise, if a licensor determines not to renew a license agreement upon expiration or if it is determined that any of our licensors are not entitled to license to us any of the technologies or intellectual property that are subject to our current license agreements, then we may incur substantial costs in replacing the licensed technologies or intellectual property or fall behind in our development schedule while we search for a replacement. In addition, replacement technology may not be available for license on commercially reasonable terms, or at all.

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

We have offices in ten foreign countries as well as sales staff in others, and we are dedicating a significant portion of our sales efforts in countries outside North America. We are dependent on international sales for a substantial amount of our total revenues. For the six months ended June 30, 2009, 2008 and 2007, our net revenue outside North America comprised 86%, 73% and 74%, respectively, of our total revenues. We expect that international sales will continue to represent a substantial portion of our revenues for the foreseeable future. These future international revenues will depend to a large extent on the continued use and expansion of our technologies in entertainment industries worldwide. Increased worldwide use of our technologies is also an important factor in our future growth.

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

As of June 30, 2009 we had approximately 300 full-time employees. We may need to expand or contract our managerial, operational, financial and other resources to manage our business, including our relationships with key customers and licensees. Our current facilities and systems may not be the correct size to support this future growth or contraction. We may require additional office space to accommodate our growth. Additional office space may not be available on commercially reasonable terms and may result in a disruption of our corporate culture. Our need to effectively manage our operations, growth and various projects requires that we continue to improve our operational, financial and management controls, reporting systems and procedures and to attract and retain sufficient numbers of talented employees. We may be unable to successfully implement these tasks on a larger scale, which could prevent us from executing our business strategy.

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

As of June 30, 2009, we held approximately $18.8 million par value of auction-rate securities ($18.3 million estimated fair value). During the three months ended June 30, 2008 and 2009, $1.3 million and $70,000, respectively, worth of the Company’s auction-rate securities were redeemed. All other auction-rate security instruments in our portfolio have failed at auctions since February 2008, and we may not be able to sell these securities in a timely manner to meet a liquidity need. In the event that we are unable to sell the underlying securities at or above our carrying value, or at all, these securities may not provide us a liquid source of cash in the future.

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

The current turbulence in the U.S. and global financial markets could adversely affect our stock price and our ability to raise additional capital through the sale of equity or debt securities. As of July 30, 2009, we had 32,673,576 shares of common stock outstanding, excluding 1,427 shares subject to repurchase. As a result of our relatively small public float, our common stock may be less liquid than the stock of companies with broader public ownership. In addition, in March 2008, our Board of Directors approved a share repurchase program authorizing us to repurchase up to $20.0 million worth of our outstanding common stock. During the first and second quarters of 2008, we purchased approximately 2.8 million shares of our common stock for a total purchase price of approximately $20.0 million. As of June 30, 2008, the share repurchase program was complete. These repurchases, as well as any future repurchases of our common stock, reduce our public float and may cause our common stock to become less liquid. A reduction in the liquidity of our common stock, as a result of the recent share repurchase or otherwise, could have a greater impact on the trading price for our shares than would be the case if our public float were larger.

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

As of July 30, 2009, there were 32,673,576 shares of our common stock outstanding, excluding 1,427 shares subject to repurchase. Substantially all of these shares are eligible for sale in the public market, although as of July 30, 2009, 1,113,689 of these shares were held by directors, executive officers and other affiliates and will be subject to volume limitations under Rule 144. In addition, as of July 30, 2009, we had outstanding warrants to purchase up to 545,000 shares of common stock that, if exercised, will result in these additional shares becoming available for sale. A large portion of these shares and warrants are held by a small number of persons and investment funds. Sales by these stockholders or warrant holders of a substantial number of shares could significantly reduce the market price of our common stock. Moreover, the holders of 783,061 shares of common stock at July 30, 2009 have rights, subject to some conditions, to require us to file registration statements covering the shares they currently hold or to include these shares in registration statements that we may file for ourselves or other stockholders. Additionally, the current turbulence in the U.S. and global financial markets has caused a decline in stock values across all industries.

As of July 30, 2009, an aggregate of approximately 7,864,837 shares of our common stock were reserved for future issuance under our 2000 Stock Option Plan, or 2000 Plan, our 2006 Equity Incentive Plan, or 2006 Plan, and our 2006 Employee Stock Purchase Plan, or 2006 Purchase Plan and the share reserve under our 2006 Plan and our 2006 Purchase Plan are subject to automatic annual increases in accordance with the terms of the plans. These shares can be freely sold in the public market upon issuance. If a large number of these shares are sold in the public market, the sales could reduce the trading price of our common stock and impede our ability to raise future capital.

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

As of June 30, 2009, the remaining $62.8 million of proceeds from our initial public offering are invested in auction rate securities, government agency and corporate debt securities and money market funds.

Item 4.	Submission of Matters to a Vote of Security Holders

We held our 2009 Annual Meeting of Stockholders, or the Annual Meeting, on June 3, 2009. At the Annual Meeting, our stockholders:

1.	Elected Class III directors, Fred Gerson, Jerry Murdock and Alex Vieux, to hold office until the 2012 Annual Meeting of Stockholders or until their successors are duly elected and qualified; and

2.	Ratified the appointment of Ernst & Young LLP to serve as our independent registered public accounting firm for our fiscal year ending December 31, 2009

At the Annual Meeting, the stockholders voted as follows:

	For	Against/ Withheld	Abstentions	Broker non-votes
1.a. Election of Fred Gerson	24,471,325	1,830,499	Not applicable	—
1.b. Election of Jerry Murdock	23,282,632	3,019,192	Not applicable	—
1.c. Election of Alex Vieux	25,921,818	380,006	Not applicable	—
2. Ratification of Appointment of Ernst & Young LLP as our Registered Independent Public Accountants	24,021,232	2,257,746	22,846	—

Item 6.	Exhibits.

Exhibit Number	Description of Document

3.1(1)	Form of Amended and Restated Certificate of Incorporation as currently in effect.

3.2(2)	Form of Amended and Restated Bylaws as currently in effect.

4.1(1)	Form of Common Stock Certificate.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the exhibit of the same number to the Company’s Registration Statement on Form S-1 (No. 333-133855), originally filed with the SEC on May 5, 2006.

(2)	Filed as an exhibit to the Company’s Annual Report on Form 10-K filed with the SEC on March 11, 2009.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIVX, INC.

Dated: August 5, 2009	By:	/s/ Dan L. Halvorson
Dan L. Halvorson
Executive Vice President and Chief Financial Officer (Duly authorized officer and principal financial officer)