Form 10-Q/A
period 2009-03-31
DIVX INC
filed 2009-08-27
CIK 1342960

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one):

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

Explanatory Note: DivX, Inc. (the “Registrant”) is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q/A solely for the purpose of re-filing Exhibit 10.27 to the Registrant’s Quarterly Report on Form 10-Q originally filed on May 8, 2009 (the “Original Quarterly Report”) in response to a comment received from the Securities and Exchange Commission in connection with a pending request for confidential treatment of portions of such exhibit. The Registrant has made no other changes to the previously filed Original Quarterly Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIVX, INC.

Dated: August 26, 2009	By:	/s/ Dan L. Halvorson
Dan L. Halvorson
Executive Vice President and Chief Financial Officer (Duly authorized officer and principal financial officer)

EXHIBIT INDEX

Exhibit Number	Description of Document
10.27*	Promotion and Distribution Agreement dated March 1, 2009 between the Registrant and Google, Inc.

31.3	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32(1)	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(*)	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the SEC.
(1)	Previously filed with the Original Quarterly Report.