Form 10-Q
period 2009-09-30
DIVX INC
filed 2009-11-09
CIK 1342960

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Yes  ☐    No  ☒

The number of shares of the Registrant’s Common Stock outstanding as of October 30, 2009 was 32,713,626.

DIVX, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED SEPTEMBER 30, 2009

PART I — FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

DIVX, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	September 30, 2009	December 31, 2008
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$25,328	$43,442
Short-term investments	113,820	73,897
Accounts receivable, net of allowance of $406 and $929 at September 30, 2009 and December 31, 2008, respectively	2,800	7,263
Income tax receivable	510	185
Prepaid expenses	4,769	3,465
Deferred tax assets, current	3,062	1,841
Other current assets	941	1,082

Total current assets	151,230	131,175
Property and equipment, net	2,426	3,811
Long-term investments	4,070	17,968
Deferred tax assets, long-term	10,150	10,547
Purchased intangible assets, net	14,107	10,968
Goodwill	18,921	10,358
Other assets	7,855	8,574

Total assets	$208,759	$193,401

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,143	$1,319
Accrued liabilities	3,316	3,034
Accrued compensation and benefits	3,334	3,153
Accrued format approval fee	1,847	1,333
Acquisition related contingent liabilities	1,918	—
Income taxes payable	415	389
Deferred revenue, current	5,471	6,185

Total current liabilities	17,444	15,413
Deferred tax liability	1,631	1,559
Deferred revenue, long-term	1,448	769
Accrued format approval fee, long-term	1,449	1,383
Acquisition related contingent liabilities, long-term	3,084	—
Other long-term liability	573	177

Total liabilities	25,629	19,301
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000 shares authorized at September 30, 2009 and December 31, 2008; no shares issued and outstanding at September 30, 2009 and December 31, 2008	—	—
Common stock, $0.001 par value, 200,000 shares authorized at September 30, 2009 and December 31, 2008; 32,713 and 32,461 shares issued and outstanding at September 30, 2009 and December 31, 2008, respectively	32	32
Additional paid-in capital	175,539	167,684
Accumulated other comprehensive income (loss)	60	(950)
Retained earnings	7,499	7,334

Total stockholders’ equity	183,130	174,100

Total liabilities and stockholders’ equity	$208,759	$193,401

See accompanying notes.

DIVX, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net revenues:
Technology licensing	$14,642	$19,108	$46,973	$54,596
Media and other distribution and services	1,993	5,301	3,573	16,154

Total net revenues	16,635	24,409	50,546	70,750
Cost of revenues:
Cost of technology licensing	2,320	963	6,896	2,955
Cost of media and other distribution and services	120	190	432	548

Total cost of revenues	2,440	1,153	7,328	3,503

Gross profit	14,195	23,256	43,218	67,247
Operating expenses:
Selling, general and administrative(1)	12,696	13,300	37,280	41,849
Product development(1)	5,612	4,642	14,946	15,433
Litigation settlement gain	(9,500)	—	(9,500)	—
Impairment of acquired intangibles	—	—	—	1,250

Total operating expenses	8,808	17,942	42,726	58,532

Income from operations	5,387	5,314	492	8,715
Interest income and expense, net	310	908	1,336	3,675
Other income (expense), net	157	(677)	296	(175)

Income before income taxes	5,854	5,545	2,124	12,215
Income tax provision	1,898	2,265	1,959	4,776

Net income	$3,956	$3,280	$165	$7,439

Net income per share:
Basic	$0.12	$0.10	$0.01	$0.22

Diluted	$0.12	$0.10	$0.01	$0.22

Shares used to compute basic net income per share	32,681	32,312	32,582	33,133

Shares used to compute diluted net income per share	33,031	32,818	32,931	33,688

(1) Includes share-based compensation as follows:

Selling, general and administrative	$1,573	$1,851	$5,286	$5,221
Product development	732	539	1,573	1,602

See accompanying notes.

DIVX, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine months ended September 30,
	2009	2008
	(unaudited)
Cash flows from operating activities:
Net income	$165	$7,439
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,817	4,151
Accretion of interest expense	160	—
Deferred taxes	(360)	(3,917)
Impairment of acquired intangibles	—	1,250
Impairment of long lived assets	—	350
Net recoveries from uncollectible account receivables	(527)	(494)
Share-based compensation	6,859	6,823
Amortization of discount on investments	609	(461)
Excess tax benefit from stock options exercised	(440)	(12)
Foreign currency transaction gain	205	175
Unrealized loss on trading securities	(177)	—
Changes in operating assets and liabilities:
Accounts receivable	5,011	3,699
Income taxes payable (receivable)	(299)	485
Prepaid expenses and other assets	(804)	1,651
Accounts payable	63	(1,493)
Accrued liabilities	349	(3,718)
Deferred revenue	(172)	968

Net cash provided by operating activities	15,459	16,896
Cash flows from investing activities:
Purchases of investments	(118,626)	(88,364)
Proceeds from sales and maturities of investments	92,451	122,882
Purchase of property and equipment	(286)	(1,615)
Payments on format approval agreement obligations	(600)	(1,000)
Cash paid in Veatros acquisition	—	(2,000)
Cash paid in Main Concept acquisition	(97)	(1,884)
Cash paid in AnySource acquisition	(7,500)	—

Net cash (used in) provided by investing activities	(34,658)	28,019
Cash flows from financing activities:
Proceeds from exercise of stock options	53	124
Proceeds from shares issued under the employee stock purchase plan	503	584
Excess tax benefit from exercise of stock options	440	12
Repurchase of common stock	—	(19,995)
Repurchase of unvested stock	(15)	(27)
Payments on notes payable and capital lease obligations	—	(156)

Net cash provided by (used in) financing activities	981	(19,458)
Effect of exchange rate changes on cash	104	(7)

Net (decrease) increase in cash and cash equivalents	(18,114)	25,450
Cash and cash equivalents at beginning of period	43,442	14,532

Cash and cash equivalents at end of period	$25,328	$39,982

See accompanying notes.

DIVX, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS—CONTINUED

(In thousands)

Supplemental disclosure of non-cash investing and financing activities
Contingent liability related to AnySource acquisition	$4,974	$—

Issuance of warrants in connection with format approval agreement	$—	$87

Supplemental disclosure:
Cash paid for income taxes	$2,621	$8,617

Cash paid for interest	$—	$4

See accompanying notes.

DIVX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1—Background and Basis of Presentation

Basis of Presentation

The accompanying consolidated balance sheet as of September 30, 2009, the consolidated statements of income for the three and nine months ended September 30, 2009 and 2008 and the consolidated statements of cash flows for the nine months ended September 30, 2009 and 2008 are unaudited. The unaudited consolidated balance sheet as of September 30, 2009 is presented with amounts derived from the audited consolidated balance sheet as of December 31, 2008. These statements should be read in conjunction with the audited consolidated financial statements and related notes, together with management’s discussion and analysis of financial condition and results of operations, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (the Annual Report).

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP). The unaudited consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements in the Annual Report, and include all adjustments (consisting of normal recurring accruals) necessary for the fair presentation of the Company’s financial information for the periods presented. The results of operations for the three and nine months ended September 30, 2009 are not necessarily indicative of the results to be expected for the year as a whole.

Subsequent Events Evaluation

The Company evaluated all events or transactions that occurred after September 30, 2009 up through November 9, 2009, the date these financial statements were issued.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes to the financial statements. Actual results could differ from those estimates.

Recent Accounting Pronouncements

As of September 30, 2009, the Company adopted Accounting Standards Codification (Codification) established by the Financial Accounting Standards Board (FASB) as the sole source of authoritative guidance recognized by the FASB to be applied by nongovernmental entities. Accordingly the Company has revised references to legacy U.S. GAAP to be consistent with the Codification in its publicly issued consolidated financial statements, starting with the accompanying unaudited consolidated financial statements and disclosures for the period ended September 30, 2009. The Codification had no effect on the Company’s unaudited consolidated financial statements.

In December 2007, the FASB issued Accounting Standard (AS), Topic 805, Business Combinations (AS 805), which established principles and requirements for the acquirer of a business to recognize and measure in its financial statements the identifiable assets (including in-process research and development and defensive assets) acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. AS 805 is effective for financial statements issued for fiscal years beginning after December 15, 2008. Prior to the adoption of AS 805, in-process research and development costs were immediately expensed and acquisition costs were capitalized. Under AS 805 all acquisition costs are expensed as incurred. The standard also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of financial statements to evaluate the nature and financial effects of the business combination. In April 2009, the FASB updated AS 805 to amend the provisions for the initial recognition and measurement, subsequent measurement and accounting, and disclosures for assets and liabilities arising from contingencies in business combinations. This update also eliminates the distinction between contractual and non-contractual contingencies. AS 805 will have an impact on the Company’s consolidated financial statements, but the nature and magnitude of the specific effects will depend upon the nature, terms and size of the acquisitions the Company consummates after the January 1, 2009 effective date.

In September 2009 the FASB reached a consensus on Accounting Standards Update (ASU), 2009-13, Revenue Recognition (Topic 605)—Multiple-Deliverable Revenue Arrangements (ASU 2009-13) and ASU 2009-14, Software (Topic 985)—Certain Revenue Arrangements That Include Software Elements (ASU 2009-14). ASU 2009-13 modifies the requirements that must be met for an entity to recognize revenue from the sale of a delivered item that is part of a multiple-element arrangement when other items have not yet been delivered. ASU 2009-13 eliminates the requirement that all undelivered elements must have either: i) Vendor Specific Objective Evidence (VSOE) or ii) third-party evidence (TPE), before an entity can recognize the portion of an overall arrangement consideration that is attributable to items that already have been delivered. In the absence of VSOE or TPE of the standalone selling price for one or more delivered or undelivered elements in a multiple-element arrangement, entities will be required to estimate the selling prices of those elements. Overall arrangement consideration will be allocated to each element (both delivered and undelivered items) based on their relative selling prices, regardless of whether those selling prices are evidenced by VSOE or TPE or are based on the entity’s estimated selling price. The residual method of allocating arrangement consideration has been eliminated. ASU 2009-14 modifies the software revenue recognition guidance to exclude from its scope tangible products that contain both software and non-software components that function together to deliver a product’s essential functionality. These new updates are effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The Company does not expect the adoption of these ASUs to have a material impact on its consolidated financial statements.

Note 2—Earnings Per Share

Basic earnings per share (EPS) excludes dilution and is computed by dividing net income or loss attributable to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Potentially dilutive securities are excluded from the diluted EPS computation in loss periods and when their exercise price is greater than the market price as their effect would be anti-dilutive.

The following table sets forth the computation of basic and diluted EPS for the three and nine months ended September 30, 2009 and 2008 (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Numerator:
Net income	$3,956	$3,280	$165	$7,439

Denominator:
Weighted average common shares outstanding (basic)	32,681	32,312	32,582	33,133
Common equivalent shares from restricted stock awards	—	30	—	26
Common equivalent shares from common stock warrants	47	48	47	52
Common equivalent shares from options to purchase common stock and unvested shares of common stock subject to repurchase	303	428	302	477

Weighted average shares of common stock outstanding (diluted)	33,031	32,818	32,931	33,688

Basic earnings per share	$0.12	$0.10	$0.01	$0.22

Diluted earnings per share	$0.12	$0.10	$0.01	$0.22

Potentially dilutive securities, which are not included in the calculation of diluted net income per share because to do so would be anti-dilutive, are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Options to purchase common stock	6,018	4,422	5,334	3,361
Common stock warrants	395	175	495	145
Restricted stock awards	236	—	258	—

Total	6,649	4,597	6,087	3,506

Note 3—Investments

The following table summarizes investments by security type as of September 30, 2009 and December 31, 2008 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
September 30, 2009
Trading Securities:
Auction rate securities and put option				$14,243
Available-for-sale Securities:
Commercial paper	$3,741	$1	$—	3,742
Certificates of deposit	1,000	—	—	1,000
Corporate bonds	38,445	108	(44)	38,509
Municipal bonds	2,009	3	—	2,012
U.S. government agency notes	54,233	82	(1)	54,314

Total short-term investments	99,428	194	(45)	113,820

Auction rate securities - long-term investments	4,450	—	(380)	4,070

Total investments	$103,878	$194	$(425)	$117,890

December 31, 2008
Available-for-sale Securities:
Commercial paper	$6,201	$1	$(16)	$6,186
Corporate bonds	31,531	43	(90)	31,484
U.S. government agency notes	35,990	237	—	36,227

Total short-term investments	73,722	281	(106)	73,897

Auction rate securities and put option - long-term investments	18,665	—	(697)	17,968

Total investments	$92,387	$281	$(803)	$91,865

The following table summarizes the contractual maturities of the Company’s investments as of September 30, 2009 (in thousands):

Less than one year	$88,048
Due in one to five years	25,772
Due after five years	4,070

$117,890

Realized gains and losses on investments are included in interest income and expense, net, in the accompanying consolidated statements of income. During the three and nine months ended September 30, 2009, the Company recorded realized gains of $12,000 and $40,000, respectively, on the sale of investments. During the three and nine months ended September 30, 2008, the Company recorded no realized gains or losses on its investments. As of September 30, 2009 and December 31, 2008, net unrealized losses of $231,000 and $522,000, respectively, were included in accumulated other comprehensive income (loss) in the accompanying consolidated balance sheets.

The majority of the gross unrealized losses as of September 30, 2009 were primarily due to the illiquidity of municipal bonds with an auction reset feature (ARS) held by the Company. The gross unrealized losses on the corporate bonds and U.S. government agency notes were the result of overall market risk aversion, lack of demand for securities that are non-government guaranteed and the relative widening of credit spreads relative to the U.S. Treasuries. The Company believes that it will be able to collect all principal and interest amounts due at maturity given the high credit quality of these investments. Since the decline in the market value of these investments is attributable to changes in market conditions and not credit quality, and since the Company has the ability and intent to hold those investments until a recovery of par value, which may be maturity, the Company does not consider these investments to be other-than temporarily impaired as of September 30, 2009.

The Company’s short-term investments consist primarily of ARS, certificates of deposit, commercial paper, corporate bonds, municipal bonds and U.S. government agency notes. The Company’s long-term investments consist primarily of ARS. ARS are long-term variable rate bonds tied to short-term interest rates. After the initial issuance of the securities, the interest rate on the securities is reset periodically, at intervals established at the time of issuance (primarily every 27 to 34 days), based on market demand for a reset period. ARS were bought and sold in the marketplace through a competitive bidding process often referred to as a “Dutch auction.” If there was insufficient interest in the securities at the time of an auction, the auction may not be completed and the rates may be reset to predetermined “penalty” or “maximum” rates. Prior to 2008, the Company classified all ARS as short-term investments. In February 2008, auctions began to fail for these securities and each auction since then has failed. As of September 30, 2009, the Company held $18.7 million par value ARS, all of which have experienced failed auctions since February 2008. The underlying assets of the securities consisted of student loans and municipal bonds, of which $17.1 million were guaranteed by the U.S. government and the remaining $1.6 million were privately insured. All of these ARS have credit ratings of AAA, except one rated AA1 and two rated A3, by a rating agency. These ARS have contractual maturity dates ranging from 2030 to 2047. The Company is receiving the underlying cash flows on all of its ARS. The principal associated with failed auctions is not expected to be accessible until a successful auction occurs, the issuer redeems the securities, a buyer is found outside of the auction process or the underlying securities mature.

In November 2008, the Company accepted an offer (the Right) from UBS AG (UBS) entitling it to sell at par value ARS originally purchased by the Company from UBS at any time during a two-year period from June 30, 2010 through July 2, 2012. As of September 30, 2009, the Company held $14.2 million par value ARS purchased from UBS. Although the Company expects to sell its ARS under the Right, if the Right is not exercised before July 2, 2012, it will expire and UBS will have no further rights or obligation to buy the Company’s ARS. The Company’s Right to sell the ARS to UBS commencing June 30, 2010 represents a put option for a payment equal to the par value of the ARS. As such, the Company’s ARS from UBS have been classified as short-term investments as of September 30, 2009. Because the Right is non-transferable and cannot be attached to the ARS if they are sold to another entity other than UBS, it represents a freestanding instrument between the Company and UBS. The Company elected the fair value option under the authoritative guidance for fair value option for financial assets and financial liabilities and, in December 2008, transferred the UBS ARS from available-for-sale to trading securities and, accordingly, recognized the unrealized losses previously recorded in accumulated other comprehensive income (loss) in earnings at the election date. The transfer from available-for-sale to trading securities was a one-time election as allowed under the authoritative guidance for accounting for certain investments in debt and equity securities. The changes in fair value of the Right and the UBS ARS are recorded in other income (expense), net in the consolidated statements of income.

In the three and nine months ended September 30, 2009, $50,000 and $100,000, respectively, of UBS ARS were redeemed by UBS at par.

The Company is unable to predict whether the funds associated with the remainder of the non-UBS ARS will be redeemed prior to their maturity dates and as a result the Company has classified these ARS as long-term investments as of September 30, 2009.

Fair Value Measurements

The Company measures its financial assets at fair value on a recurring basis. The fair value of these financial assets was determined based on the following three levels of inputs in accordance with the authoritative guidance for fair value measurements and disclosures, of which the first two are considered observable and the last unobservable, that may be used to measure fair value:

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

Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. The following table represents the Company’s fair value hierarchy for its financial assets (cash equivalents and investments) measured at fair value on a recurring basis as of September 30, 2009 (in thousands):

	Fair Value	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$21,364	$21,364	$—	$—
Short-term investments:
Put option on auction rate securities	1,608	—	—	1,608
Certificates of deposit	1,000	1,000	—	—
Commercial paper	3,742	3,742	—	—
Auction rate securities	12,635	—	—	12,635
Corporate bonds	38,509	38,509	—	—
Municipal bonds	2,012	2,012	—	—
U.S. government agency notes	54,314	54,314	—	—

Total short-term investments	113,820	99,577	—	14,243

	Fair Value	Level 1	Level 2	Level 3
Long-term investments:
Auction rate securities	4,070	—	—	4,070

Total financial assets	$139,254	$120,941	$—	$18,313

Level 3 assets consist of ARS whose underlying assets are student loans which are substantially backed by the federal government. Since the auctions for these securities have continued to fail since February 2008, these investments are not currently trading and therefore do not have readily determinable market value. Accordingly, the estimated fair value of the ARS no longer approximates par value. The Company has valued the ARS and the associated put option described above using a discounted cash flow model based on Level 3 assumptions. The assumptions used in valuing the ARS and the put option include estimates of interest rates, timing and amount of cash flows, credit and liquidity premiums, expected holding periods of the ARS, loan rates relating to the UBS Rights offering and bearer risk associated with UBS’s financial ability to repurchase the ARS beginning June 30, 2010, in each case based on data available to the Company as of September 30, 2009.

The Company also holds ARS with a total par value of $4.5 million which are not subject to the put option with UBS. The Company has the ability and intent to hold these investments for a period of time sufficient to allow for anticipated recovery in market value or final settlement at the underlying par value, as the Company believes that the credit ratings and credit support of the security issuers indicate that they have the ability to settle the securities at par value. As such, the Company records changes in the fair value of these ARS investments in accumulated other comprehensive income (loss).

The following table provides a reconciliation for all assets measured at fair value using significant unobservable inputs (Level 3) for the nine months ended September 30, 2009 (in thousands):

	Fair Value Measurements at Reporting Date Using Significant Unobservable Inputs (Level 3)
	Put Option	ARS
Balance at January 1, 2009	$2,311	$15,657
Redemption of ARS investments	—	(150)
Total gains or (losses):
Included in accumulated other comprehensive loss	—	318
Included in net income	(703)	880

Balance at September 30, 2009	$1,608	$16,705

Note 4—Share-Based Compensation Expense

The Company measures all employee share-based compensation awards using a fair value method and records such expense in the consolidated financial statements.

Total share-based compensation expense for the three and nine months ended September 30, 2009 and 2008 is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Selling, general and administrative	$1,573	$1,851	$5,286	$5,221
Product development	732	539	1,573	1,602

Totals	$2,305	$2,390	$6,859	$6,823

The Company recorded $2.3 million and $2.4 million in share-based compensation expenses during the three months ended September 30, 2009 and 2008, respectively, and recorded $6.9 million and $6.8 million in share-based compensation expenses during the nine months ended September 30, 2009 and 2008, respectively. In addition, for the nine months ended September 30, 2009 and 2008, $440,000 and $12,000, respectively, was presented as financing activities to reflect the incremental tax benefits from stock options exercised in those periods. At September 30, 2009, total unrecognized estimated compensation costs related to unvested stock options granted prior to that date was $20.0 million, which is expected to be recognized over a weighted-average period of 3.0 years. At September 30, 2009, total unrecognized estimated compensation costs related to non-vested restricted stock awards granted prior to that date was $1.6 million, which is expected to be recognized over a period of 2.5 years.

Restricted Stock

During the three and nine months ended September 30, 2009, approximately 22,000 shares and 66,000 shares, respectively, of the Company’s common stock vested and were released pursuant to outstanding restricted stock awards. As of September 30, 2009, the Company had 219,000 shares of common stock subject to restricted stock awards outstanding.

Stock Options

During the three and nine months ended September 30, 2009, the Company granted stock options to purchase approximately 1.0 million shares and 2.2 million shares, respectively, of its common stock. During the three and nine months ended September 30, 2009, stock options to purchase approximately 28,000 shares and 68,000 shares, respectively, of common stock were exercised and options to purchase 107,000 shares and 471,000 shares, respectively, of common stock were forfeited or expired. As of September 30, 2009, the Company had outstanding options to purchase approximately 6.7 million shares of common stock.

Warrants

No warrants were exercised during the three and nine months ended September 30, 2009. As of September 30, 2009, there were fully vested warrants outstanding to purchase 445,000 shares of the Company’s common stock.

Note 5—Income Taxes

The Company recognizes deferred income tax assets or liabilities based on the temporary differences between financial statement and income tax basis of assets and liabilities using enacted tax rates in effect for the years in which the differences are expected to reverse. Deferred income tax expenses or credits are based on the changes in the deferred income tax assets or liabilities from period to period. A valuation allowance is recorded when it is more likely than not that some of the deferred tax assets will not be realized. The Company records estimated tax liabilities to the extent the contingencies are probable and can be reasonably estimated.

The Company accounts for uncertain tax positions using a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It is the Company’s practice to include interest and penalties that relate to income tax matters as a component of income tax provision.

The Company recorded income tax provision for the three months ended September 30, 2009 of $1.9 million, or 32% of pre-tax income, compared to income tax provision of $2.3 million, or 41% of pre-tax income for the three months ended September 30, 2008. The income tax provision for the nine months ended September 30, 2009 was $2.0 million, or 92% of pre-tax income, compared to income tax provision of approximately $4.8 million, or 39% of pre-tax income for the nine months ended September 30, 2008. The income tax provision recorded during the nine months ended September 30, 2009 included discrete items of approximately $700,000. These discrete items included the impact of a California tax law change that was enacted in February 2009 that was recorded during the first quarter of 2009, an increase to income tax provision related to the write-off of deferred tax assets associated with cancelled stock options, and an offsetting tax benefit related to provision-to-return adjustments. Excluding these discrete items, the Company’s effective tax rate for the three and nine months ended September 30, 2009 was approximately 42% and 60%, respectively, which compares to approximately 41% and 39% for the three and nine months ended September 30, 2008, respectively.

The difference between the Company’s effective tax rate and the 35% U.S. federal statutory rate for the three and nine month periods ended September 30, 2009 was primarily due to permanent differences associated with stock option expenses, the impact of the discrete items and the state income taxes, partially offset by research and development credits. The difference between the Company’s effective tax rate and the 35% U.S. federal statutory rate for the three and nine month periods ended September 30, 2008 was primarily due to state income taxes and permanent differences.

The Company files federal, state and foreign income tax returns in jurisdictions with varying statutes of limitations. Due to net operating loss and research and development credit carryovers from earlier years, the Company is subject to income tax examination by tax authorities from inception to date.

Note 6—Comprehensive Income

The components of accumulated other comprehensive income are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net income	$3,956	$3,280	$165	$7,439
Unrealized gain (loss) on investments	(56)	(857)	283	(2,054)
Unrealized gain (loss) on foreign currency translation	717	(2,038)	727	(659)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Total comprehensive income	$4,617	$385	$1,175	$4,726

Note 7—Business Acquisitions and Combinations

AnySource

On August 27, 2009, the Company acquired substantially all the assets of AnySource Media, LLC, (AnySource), a technology company developing software and service platforms for Internet-enabled video devices. The results of AnySource’s operations have been included in the consolidated financial statements since the acquisition date. The Company acquired AnySource as part of its strategy to expand its technology licensing business to the next generation of Internet-enabled video devices, and to develop new business models around the new software and service platforms.

The total consideration for the net assets acquired is up to $15.0 million, consisting of an initial cash payment of $7.5 million, which the Company made in August 2009, and additional consideration of up to $7.5 million upon the achievement of certain technical product development milestones and certain revenue and distribution milestones. The total acquisition date fair value of the consideration was estimated at $12.5 million as follows (in thousands):

Initial cash payment to AnySource	$7,500
Estimated fair value of contingent milestone consideration	4,974

Total consideration	$12,474

On the acquisition date, a liability was recognized for an estimate of the acquisition date fair value of the contingent milestone consideration based on the probability of achieving the milestones and the probability weighted discount on cash flows. Any change in the fair value of the contingent milestone consideration subsequent to the acquisition date will be recognized in the statements of income.

This fair value measurement is based on significant inputs not observed in the market and thus represents a Level 3 measurement. Level 3 instruments are valued based on unobservable inputs that are supported by little or no market activity and reflect the Company’s own assumptions in measuring fair value. Discount rates considered in the assessment of the acquisition date fair value for the contingent milestones totaling $5.0 million range from approximately 6% to 23%. A change in fair value of the contingent milestone consideration, as a result of changes in significant inputs such as the discount rate and estimated probabilities of milestone achievements, could have a material effect on the statement of income and financial position in the period of the change. All acquisition costs related to the transaction were expensed as incurred.

The Company allocated the total consideration to the following assets (in thousands):

Operating lease security deposit	$25
In-process research and development (IPR&D) (included in intangible assets)	4,345
Goodwill	8,104

Total consideration	$12,474

Under the purchase method of accounting, the identifiable net assets acquired and liabilities assumed were recognized and measured as of the acquisition date based on their estimated fair values. In the determination of the fair value of the IPR&D, various factors were considered, such as future revenue contributions, additional licensing costs associated with the underlying technology, and contributory asset charges. The fair value of the IPR&D was calculated using an income approach and the rate utilized to discount net future cash flows to their present values was based on a weighted average cost of capital of approximately 30%. This discount rate was determined after considering the Company’s cost of debt adjusted for a risk premium that market participants would require in an investment in companies that are at similar stages of development as AnySource.

IPR&D will not be amortized until the product is complete, at which time the Company estimates it will be amortized over the estimated useful life of the developed technology of seven years. Up to the point that the product is complete, the Company will assess the IPR&D annually for impairment, or more frequently if certain indicators are present. The useful life of the IPR&D was estimated as the period over which the asset is expected to contribute directly or indirectly to the future cash flows of the Company.

The excess of the fair value of the total consideration over the estimated fair value of the net assets was recorded as goodwill. The Company allocated $8.1 million of the total consideration to goodwill. The Company considers the acquired business an addition to its product development effort and not an additional reporting unit or operating segment. The goodwill recorded for the acquisition of AnySource will not be amortized but tested for impairment at least annually, or more frequently if certain indicators are present. In the event that management determines that the value of goodwill has become impaired, the Company will record an accounting charge for the amount of impairment during the fiscal quarter in which the determination is made. The goodwill will be deductible for tax purposes based upon a 15 year tax life.

As AnySource was in the development stage when it was acquired by the Company, no revenue was generated by AnySource or included in our consolidated statement of income since the acquisition date. The expenses incurred by AnySource were included in our consolidated statements of income since the acquisition date.

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

In February 2008, subsequent to the asset purchase, the Company’s board of directors approved the shut-down of Stage6, the Company’s online video community service. As a significant portion of the benefit from the acquired patented technology license was originally to be derived from Stage6 future activities, the Company evaluated the intangible asset for impairment as of December 31, 2008 based on the projected benefits solely attributable to the Company’s core consumer electronics business. Based on the Company’s revised forecasts excluding the Stage6 future activities and discounting the cash flows attributable to the Company’s core consumer electronics business, the Company concluded that the carrying amount of the asset was not fully recoverable and an impairment charge equal to approximately $3.0 million was recorded in 2007 in the consolidated statements of income, as the acquired patented technology license was considered to have a recoverable value of approximately $60,000. During 2008, technology milestones equal to $1.3 million in the aggregate were achieved and paid. As these technology milestones were attributable to Stage6, the milestones were not considered to be recoverable and as a result, the Company recorded an impairment charge of $1.3 million in the consolidated statements of income during 2008. All milestones had been achieved and the Company had no remaining liability related to the acquisition of Veatros as of December 31, 2008.

Note 8—Legal Matters

On October 22, 2007, following the filing of the Company’s declaratory relief action which was subsequently dismissed, Universal Music Group, Inc. (UMG), filed a lawsuit against the Company in the Central District of California. UMG’s suit alleges copyright infringement and seeks monetary damages related to the Company’s operation of the Stage6 online video community service, which was shut down on February 29, 2008. The Company believes it has meritorious defenses to UMG’s claims and will assert them vigorously. However, litigation is inherently uncertain and there can be no guarantee that the Company will prevail or that the litigation will not have material adverse consequences for the Company. An unfavorable resolution of these proceedings could materially affect the Company’s future operating results or financial conditions in particular periods.

On November 11, 2008, Yahoo! Inc (Yahoo!) informed the Company that it intended to breach the two-year License and Distribution Agreement (Distribution Agreement) entered into between the Company and Yahoo! on September 27, 2007 and to discontinue making payments required under the Distribution Agreement. As a result, in November 2008, the Company filed a lawsuit in California Superior Court in Santa Clara County seeking damages from Yahoo! and specific performance under the Distribution Agreement. On August 18, 2009, the Company entered into a Settlement Agreement and Mutual Release (Settlement Agreement) with Yahoo! pursuant to which all claims by Yahoo! and the Company with respect to the matter have been dismissed with prejudice. Also pursuant to the Settlement Agreement, the Company received $9.5 million in cash payments from Yahoo! in August 2009 and recorded the proceeds as litigation settlement gain in the operating expenses section in the consolidated statements of income. Legal costs associated with this litigation and settlement were expensed as incurred.

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

Overview

We create products and services designed to improve consumer’s experience of digital media. Our long-term goal is to allow creators to have the ability to capture their content in the DivX format using any device or software of their choosing and to allow consumers of such content to playback and interact with it on any device or platform.

The first step toward our goal was to build and release a high-quality video compression-decompression software library, or codec, to enable distribution of media across the Internet and through recordable media. As a result, we created the DivX codec, which has been actively sought out and downloaded by consumers hundreds of millions of times. These downloads include those for which we receive revenue as well as free downloads, such as limited-time trial versions, and downloads provided as upgrades to existing end users of our products. After the significant grass-roots adoption of our codec, the next steps toward our goal were to license similar technology to consumer hardware device manufacturers and certify their products to ensure the interoperable support of DivX-encoded content. In January 2009, we took another step forward by releasing to consumers and licensing to hardware device manufacturers a version of our technology built around a new codec, the DivX Plus codec. DivX Plus technology offers enhancements over prior versions of our codecs for certain implementations, including for high definition and mobile content. DivX Certified hardware devices have been shipped worldwide by our customers, who include major consumer video hardware original equipment manufacturers, or OEMs. We are entitled to receive a royalty and/or license fee for DivX Certified devices that our customers ship. In addition to technology licensing to consumer hardware device manufacturers, we currently generate revenue from software licensing and related support, advertising and content distribution.

Complementing our organic growth, in November 2007 we acquired MainConcept AG, or MainConcept, a leading provider of H.264 and other high-quality video codecs and technologies for the broadcast, film, consumer electronics and computer software markets. MainConcept solutions are optimized for various platforms including PCs, set-top boxes, portable media players and mobile phones. In August 2009, we acquired substantially all of the assets of AnySource Media, LLC, or AnySource, a technology company developing software and service platforms for Internet-enabled video devices.

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

Cost of revenues

Our cost of revenues consists primarily of license fees payable to providers of intellectual property that is included in our technologies. Generally, royalties are due to our third-party intellectual property providers periodically, based on when certain of our products are sold, and may be subject to contractually agreed-upon limits. To a much lesser extent, cost of revenues also includes depreciation on certain computing equipment and related software, the compensation of related employees, Internet connectivity costs, third-party payment processing fees and related overhead. Although this may not be the case in the future, and although we have experienced some variability to our cost of revenue structure in the past, in general our costs of revenues have not been highly variable with revenue volumes. As a result, we generally expect our overall gross margins to fluctuate with revenues.

Selling, general and administrative

The majority of selling, general and administrative expenses consists of employee compensation costs. Selling, general and administrative expense also includes marketing expenses, business travel costs, trade show costs, outside consulting fees and related overhead. Our headcount for selling, general, and administrative related personnel, including employees and outside contractors decreased by 15 from 183 as of September 30, 2008 to 168 as of September 30, 2009, primarily due to the reduction in our work force that we implemented in December 2008, offset by additional personnel hired during 2009. If the need arises, we may hire additional employees or outside contractors for our selling, general and administrative staff and may increase our selling, general and administrative budget to meet future business needs.

Product development

The majority of product development expense consists of employee compensation for personnel responsible for the development of new technologies and products. Our headcount for product development related personnel, including employees and outside contractors increased by 34 from 154 as of September 30, 2008 to 188 as of September 30, 2009, primarily related to our acquisition of AnySource in August 2009 and to support our development efforts at MainConcept. Product development expense also includes depreciation of computer and related equipment, software license fees and related overhead. If the need arises, we may hire additional employees to meet our business needs. If employees are not available for hire, we may use outside contractors to fulfill our labor needs when and as required to accomplish our operating goals.

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

In December 2007, the Financial Accounting Standard Board, or FASB, issued Accounting Standard, or AS, Topic 805, Business Combinations, or AS 805, which established principles and requirements for the acquirer of a business to recognize and measure in its financial statements the identifiable assets (including in-process research and development and defensive assets) acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. AS 805 was effective for financial statements issued for us effective January 1, 2009. Prior to the adoption of AS 805, in-process research and development costs were immediately expensed and acquisition costs were capitalized. Under AS 805 all acquisition costs are expensed as incurred. The standard also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of financial statements to evaluate the nature and financial effects of the business combination. In April 2009, the FASB updated AS 805 to amend the provisions for the initial recognition and measurement, subsequent measurement and accounting, and disclosures for assets and liabilities arising from contingencies in business combinations. This update also eliminates the distinction between contractual and non-contractual contingencies. AS 805 will have an impact on our consolidated financial statements, but the nature and magnitude of the specific effects will depend upon the nature, terms and size of the acquisitions that we consummate after the January 1, 2009 effective date, including our acquisition of AnySource in August 2009.

Our critical accounting policies are further described in the notes to the audited consolidated financial statements as of and for the year ended December 31, 2008 included in our Annual Report on Form 10-K filed with the SEC.

Recent Accounting Pronouncements

As of September 30, 2009, we adopted Accounting Standards Codification, or Codification, established by the Financial Accounting Standards Board, or FASB, as the sole source of authoritative guidance recognized by the FASB to be applied by nongovernmental entities. Accordingly we have revised references to legacy U.S. GAAP to be consistent with the Codification in our publicly issued consolidated financial statements, starting with the accompanying unaudited consolidated financial statements and disclosures for the period ended September 30, 2009. The Codification had no effect on our unaudited consolidated financial statements.

In December 2007, the FASB revised its authoritative guidance for business combinations which established principles and requirements for the acquirer of a business to recognize and measure in its financial statements the identifiable assets (including in-process research and development and defensive assets) acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The revised guidance is effective for financial statements issued for fiscal years beginning after December 15, 2008. Prior to the adoption of the revised guidance, in-process research and development costs were immediately expensed and acquisition costs were capitalized. Under the revised guidance all acquisition costs are expensed as incurred. The standard also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of financial statements to evaluate the nature and financial effects of the business combination. In April 2009, the FASB updated the revised guidance to amend the provisions for the initial recognition and measurement, subsequent measurement and accounting, and disclosures for assets and liabilities arising from contingencies in business combinations. This update also eliminates the distinction between contractual and non-contractual contingencies. The adoption of the revised guidance will have an impact on our consolidated financial statements, but the nature and magnitude of the specific effects will depend upon the nature, terms and size of the acquisitions we consummate after the January 1, 2009 effective date.

In September 2009, the FASB revised its authoritative guidance for revenue recognition with respect to multiple-deliverable revenue arrangements and certain revenue arrangements that include software elements. The revision modifies the requirements that must be met for an entity to recognize revenue from the sale of a delivered item that is part of a multiple-element arrangement when other items have not yet been delivered. The revised guidance eliminates the requirement that all undelivered elements must have either: i) Vendor Specific Objective Evidence, or VSOE, or ii) third-party evidence, or TPE, before an entity can recognize the portion of an overall arrangement consideration that is attributable to items that already have been delivered. In the absence of VSOE or TPE of the standalone selling price for one or more delivered or undelivered elements in a multiple-element arrangement, entities will be required to estimate the selling prices of those elements. Overall arrangement consideration will be allocated to each element (both delivered and undelivered items) based on their relative selling prices, regardless of whether those selling prices are evidenced by VSOE or TPE or are based on the entity’s estimated selling price. The residual method of allocating arrangement consideration has been eliminated. The revision also modifies the software revenue recognition guidance to exclude from its scope tangible products that contain both software and non-software components that function together to deliver a product’s essential functionality. This revised guidance is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. We do not expect the adoption of the revised guidance to have a material impact on our consolidated financial statements.

Results of Operations

The following table presents our results of operations as a percentage of total net revenues for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
	(unaudited)		(unaudited)
Net revenues:
Technology licensing	88%	78%	93%	77%
Media and other distribution and services	12	22	7	23

Total net revenues	100	100	100	100
Cost of revenues:
Cost of technology licensing	14	4	13	4
Cost of media and other distribution and services	1	1	1	1

Total cost of revenues	15	5	14	5

Gross profit	85	95	86	95
Operating expenses:
Selling, general and administrative(1)	76	54	74	59
Product development(1)	34	19	30	22
Litigation settlement gain	(57)	—	(19)	—
Impairment of acquired intangibles	—	—	—	2

Total operating expenses	53	73	85	83

Income from operations	32	22	1	12
Interest income and expense, net	2	4	2	6
Other income (expense), net	1	(3)	1	—

Income before income taxes	35	23	4	18
Income tax provision	11	9	4	7

Net income	24%	14%	0%	11%

(1) The following table presents details of total share-based compensation expense included in each functional line item in the unaudited consolidated statements of income above:

Selling, general and administrative	9%	8%	10%	7%
Product development	4	2	3	2

Net Revenues

The following table summarizes and analyzes the revenues we earned for the three and nine months ended September 30, 2009 and 2008 (in thousands):

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2009	2008	$	%	2009	2008	$	%
Net revenues:
Technology licensing
Consumer hardware devices	$11,221	$15,537	$(4,316)	(28)%	$35,669	$45,738	$(10,069)	(22)%
% of total net revenues	67%	64%			71%	65%
Software	3,421	3,571	(150)	(4)	11,304	8,858	2,446	28
% of total net revenues	21%	14%			22%	12%

Total technology licensing	14,642	19,108	(4,466)	(23)	46,973	54,596	(7,623)	(14)
% of total net revenues	88%	78%			93%	77%
Advertising and third-party product distribution	1,921	5,165	(3,244)	(63)	3,311	15,698	(12,387)	(79)
% of total net revenues	12%	21%			7%	22%
Content distribution and related services	72	136	(64)	(47)	262	456	(194)	(43)
% of total net revenues	0%	1%			0%	1%

Total net revenues	$16,635	$24,409	$(7,774)	(32)%	$50,546	$70,750	$(20,204)	(29)%

Technology licensing—consumer hardware devices: The $4.3 million, or 28%, decrease in net revenues from technology licensing to consumer hardware device manufacturers from the three months ended September 30, 2008 to the three months ended September 30, 2009, and the $10.0 million, or 22% decrease in net revenues from technology licensing to consumer hardware device manufacturers from the nine months ended September 30, 2008 to the nine months ended September 30, 2009 resulted primarily from a decrease in net royalty revenues associated with decreased shipped-unit volumes of devices that incorporate our technologies reported to us by our licensee partners.

Technology licensing—software: The $150,000, or 4% decrease in software licensing revenue from the three months ended September 30, 2008 to the three months ended September 30, 2009, was primarily due to a decrease of approximately $800,000 of revenue recognized from our website software sales, offset by an increase of approximately $1.0 million from licensing revenues generated by MainConcept. The $2.4 million, or 28%, increase in software licensing revenue from the nine months ended September 30, 2008 to the nine months ended September 30, 2009 was primarily due to an increase of $3.1 million from licensing revenues generated by MainConcept, offset by a decrease of approximately $500,000 in net revenues from software technology licensing and approximately $200,000 of revenue recognized from our website software sales. The decrease in revenue recognized from our website software sales is the result of additional revenue recognized in 2008 upon early termination of the support period over which revenue was being recognized on a prior version of our website software as a result of our launch of a new version of our website software.

Advertising and third-party product distribution: The $3.2 million, or 63%, decrease in advertising and third-party product distribution revenue from the three months ended September 30, 2008 to the three months ended September 30, 2009, and the $12.4 million, or 79%, decrease in advertising and third-party product distribution revenue from the nine months ended September 30, 2008 to the nine months ended September 30, 2009 resulted primarily from the loss of revenue under our two-year License and Distribution Agreement, or Distribution Agreement that we entered into with Yahoo! on September 27, 2007. Revenue from the three and nine months ended September 30, 2008 included $5.2 million and $15.4 million, respectively, of revenue from Yahoo! pursuant to the Distribution Agreement, under which Yahoo! paid us fees based on the number of certain distributions or installations of the Yahoo! software by consumers. In November 2008, Yahoo! notified us that they intended to breach the Distribution Agreement, and would discontinue making payments required under the Distribution Agreement. As a result, no revenue from Yahoo! was recorded during the nine months ended September 30, 2009. On March 9, 2009, we entered into a promotion and distribution agreement with Google, Inc., or Google, pursuant to which we distribute Google’s products with our software offerings. Google pays us fees under the agreement based on successful activations of Google’s products. Distribution revenue pursuant to the agreement, starting with Google’s new browser, Chrome, for the three and nine months ended September 30, 2009 was $1.9 million and $3.3 million, respectively.

Content distribution and related services: The $64,000, or 47%, decrease in content distribution and related services revenue from the three months ended September 30, 2008 to the three months ended September 30, 2009, and the $194,000, or 43%, decrease in content distribution and related services revenue from the nine months ended September 30, 2008 to the nine months ended September 30, 2009 primarily reflects a decrease in sales by our Open Video System, or OVS, customers and in encoding revenues. Our OVS is a complete hosted service that allows content creators to deliver high-quality DivX video content over the Internet. We use our OVS to provide content and service providers with encoding services, content storage and distribution services, and use of our DivX media format and digital rights management technology. Using our OVS, a content service provider can launch its own web store and sell content online.

Gross profit

The following table shows the gross profit earned on each of our revenue streams for the three and nine months ended September 30, 2009 and 2008 in absolute dollars and as a percentage of related revenues (in thousands):

	Three months ended September 30,		Change		Nine months ended September 30,		Change
	2009	2008	$	%	2009	2008	$	%
Gross profit
Technology licensing	$12,322	$18,145	$(5,823)	(32)%	$40,077	$51,641	$(11,564)	(22)%
Gross margin %	84%	94%			85%	94%
Advertising and third-party distribution	1,841	5,102	(3,261)	(64)	3,043	15,542	(12,499)	(80)
Gross margin %	96%	99%			92%	99%
Content distribution and related services	32	9	23	256	98	64	34	53
Gross margin %	44%	22%			38%	17%

Total gross profit	$14,195	$23,256	$(9,061)	(39)%	$43,218	$67,247	$(24,029)	(36)%

Gross margin %	85%	95%			86%	95%

Technology licensing: The decrease in our technology licensing gross profit and the associated decrease in gross margin of $5.8 million, or 32%, from the three months ended September 30, 2008 to the three months ended September 30, 2009, and $11.6 million, or 22%, from the nine months ended September 30, 2008 to the nine months ended September 30, 2009 were due primarily to a decrease in our technology licensing revenue and the impact of our H.264 license cost of approximately $1.3 million and $3.9 million, respectively, associated with the launch of the new version of our website software during the first quarter of 2009.

Advertising and third-party distribution: The decrease in our advertising and third-party distribution gross profit and the associated gross margin of $3.3 million, or 64%, from the three months ended September 30, 2008 to the three months ended September 30, 2009, and $12.5 million or 80% from the nine months ended September 30, 2008 to September 30, 2009 were primarily due to loss in toolbar revenue under our advertising services agreement with Yahoo!, offset by revenue under our agreement with Google.

Content distribution and related services: Our content distribution and related services gross margin increased $23,000, or 256% from the three months ended September 30, 2008 to the three months ended September 30, 2009 and $34,000, or 53%, from the nine months ended September 30, 2008 to the nine months ended September 30, 2009, primarily due to a decrease in Internet connectivity costs resulting from a change in service providers.

Operating expenses

The following table summarizes and analyzes our operating expenses for the three and nine months ended September 30, 2009 and 2008 (in thousands):

	Three months ended September 30,		Change		Nine months ended September 30,		Change
	2009	2008	$	%	2009	2008	$	%
Operating expenses:
Selling, general and administrative	$12,696	$13,300	$(604)	(5)%	$37,280	$41,849	$(4,569)	(11)%
% of total net revenues	76%	54%			74%	59%
Product development	5,612	4,642	970	21	14,946	15,433	(487)	(3)
% of total net revenues	34%	19%			30%	22%
Litigation settlement gain	(9,500)	—	(9,500)	(100)	(9,500)	—	(9,500)	(100)
% of total net revenues	(57)%	—			(19)%	—

	Three months ended September 30,		Change		Nine months ended September 30,		Change
	2009	2008	$	%	2009	2008	$	%
Impairment of acquired intangibles	—	—	—	—	—	1,250	(1,250)	(100)
% of total net revenues	—	—			—	2%

Total operating expenses	$8,808	$17,942	$(9,134)	(51)%	$42,726	$58,532	$(15,806)	(27)%

Selling, general and administrative: The $604,000, or 5%, decrease in selling, general and administrative expenses from the three months ended September 30, 2008 to the three months ended September 30, 2009, was primarily due to a decrease of $1.5 million in compensation and benefits expenses primarily as a result of a reduction in our workforce that we implemented in December 2008, a decrease of approximately $500,000 of allocated expenses, which primarily consist of facility costs, and depreciation and amortization expenses, and a $200,000 decrease in travel related expenses, offset by an increase of $1.4 million in professional service fees, primarily legal expenses related to our ongoing UMG litigation, and an increase in marketing and promotion expenses of $200,000.

The $4.6 million, or 11% decrease in selling, general and administrative expenses from the nine months ended September 30, 2008 to the nine months ended September 30, 2009, primarily included: (1) a $2.2 million decrease in compensation and benefits expense, partially due to our shut-down of our online video community service, Stage6, on February 29, 2008 and the reduction in our workforce that we implemented in December 2008; (2) a $1.6 million decrease in Internet connectivity related costs primarily associated with the shut-down of Stage6; (3) a decrease of $1.2 million in travel expenses; (4) a decrease of approximately $1.0 million of allocated expenses, which primarily consist of facility costs and depreciation and amortization expenses, (5) a decrease of approximately $300,000 for office and equipment rental expenses; (6) a decrease of approximately $250,000 in facilities costs; and (7) a decrease of approximately $200,000 in corporate insurance and subscriptions costs. These decreases were partially offset by an increase of approximately $2.1 million in professional service fees, primarily legal expenses related to our Yahoo! litigation settlement and our ongoing UMG litigation.

Product development: The $970,000, or 21%, increase in product development expenses from the three months ended September 30, 2008 to the three months ended September 30, 2009 was primarily due to an increase of approximately $550,000 in compensation and benefits, which is partially attributable to our acquisition of AnySource, in August 2009. In addition, an increase in outside professional services of $200,000 and an increase of approximately $200,000 in allocated expenses, which primarily consist of facility costs and depreciation and amortization expenses, also contributed to the overall increase in product development expenses.

The $487,000, or 3%, decrease in product development expenses from the nine months ended September 30, 2008 to the nine months ended September 30, 2009 was primarily due to a decrease of approximately $850,000 in compensation and benefits as a result of our shut-down of Stage6 and the reduction of our workforce that we implemented in December 2008, a decrease of approximately $200,000 in office and equipment rental expenses, and a decrease of approximately $200,000 in travel, repairs and maintenance expenses. These decreases were partially offset by an increase of approximately $600,000 in allocated expenses, which primarily consist of facility costs and depreciation and amortization expenses, and an increase in outside professional services of approximately $250,000.

Litigation settlement gain: The $9.5 million litigation settlement gain recorded in the three and nine months ended September 30, 2009 represents the gain from our settlement with Yahoo!. On November 11, 2008, Yahoo! informed us that it intended to breach the Distribution Agreement, and to discontinue making payments required under the Distribution Agreement. As a result, in November 2008, we filed a lawsuit in California Superior Court in Santa Clara County seeking damages from Yahoo! and specific performance under the Distribution Agreement. On August 18, 2009, we entered into a Settlement Agreement and Mutual Release, or Settlement Agreement, with Yahoo! pursuant to which Yahoo! paid us $9.5 million in cash in August 2009. We recorded the cash payment as litigation settlement gain in the consolidated statements of income.

Impairment of acquired intangibles: In 2008 we recorded an impairment charge of $1.3 million related to the patented technology license intangible asset acquired in connection with our acquisition of Veatros L.L.C., or Veatros, in July 2007. The asset was fully impaired during 2008 and no impairment charges were recorded in the three or nine months ended September 30, 2009.

Interest income and expense, net: We reported net interest income of $310,000 for the three months ended September 30, 2009 compared to $908,000 for the three months ended September 30, 2008, and for the nine months ended September 30, 2009, we reported approximately $1.3 million of net interest income compared to $3.7 million for the nine months ended September 30, 2008. The decreases are reflective of lower interest rates compared to the same periods in the prior year.

Other income (expense), net: We recorded $157,000 of other income for the three months ended September 30, 2009 as compared to $677,000 of other expense for the same period in 2008. For the nine months ended September 30, 2009, we recorded other income of $296,000 compared to $175,000 of other expense for the nine months ended September 30, 2008. The fluctuations in other income (expenses), net were primarily due to foreign exchange fluctuations on our Euro-based intercompany receivable balance.

Income tax provision: We recorded an income tax provision of $1.9 million for the three months ended September 30, 2009, based upon a 32% effective tax rate, compared to an income tax provision of $2.3 million for the three months ended September 30, 2008 based upon a 41% effective tax rate. For the nine months ended September 30, 2009, we recorded a provision for income taxes of $2.0 million, which represents an effective tax rate of 92%, compared to $4.8 million, or 39.1% effective tax rate for the nine months ended September 30, 2008. The income tax provision recorded during the nine months ended September 30, 2009 included discrete items of approximately $700,000. These discrete items included the impact of a California tax law change that was enacted in February 2009 that was recorded during the first quarter of 2009, an increase to income tax provision related to the write-off of deferred tax assets associated with cancelled stock options, and an offsetting tax benefit related to provision-to-return adjustments. Excluding these discrete items, our effective tax rate for the three and nine months ended September 30, 2009 was approximately 42% and 60%, respectively, which compares to approximately 40% and 39% for the three and nine months ended September 30, 2008, respectively.

The difference between our effective tax rate and the 35% U.S. federal statutory rate for the three and nine month period ended September 30, 2009 was primarily due to permanent differences associated with stock option expenses, the impact of the discrete items and the state income taxes, partially offset by research and development credits. The difference between our effective tax rate and the 35% U.S. federal statutory rate for the three and nine month period ended September 30, 2008 was primarily due to state income taxes and permanent differences.

The effective tax rate for the three and nine months ended September 30, 2009 is based upon our estimated fiscal 2009 income before income taxes. To the extent the estimate of fiscal 2009 income before income taxes changes, our income tax provision will change as well. The effective tax rate for the full year 2009 is expected to be approximately 60%, excluding any discrete items.

Liquidity and capital resources

The following table presents data regarding our liquidity and capital resources (in thousands):

	September 30, 2009	December 31, 2008
Cash, cash equivalents and short-term investments	$139,148	$117,339
Working capital	133,786	115,762
Total assets	208,759	193,401

Cash Flows (in thousands):

	Nine Months Ended September 30,
	2009	2008
Net cash provided by operating activities	$15,459	$16,896
Net cash (used in) provided by investing activities	(34,658)	28,019
Net cash provided by (used in) financing activities	981	(19,458)
Effect of exchange rate changes on cash	104	(7)

Net (decrease) increase in cash and cash equivalents	(18,114)	25,450
Cash and cash equivalents at beginning of period	43,442	14,532

Cash and cash equivalents at end of period	$25,328	$39,982

Cash provided by operating activities: The $15.5 million of cash provided by operating activities for the nine months ended September 30, 2009 was primarily due to non-cash share-based compensation of $6.9 million, a decrease in accounts receivable of $5.0 million, and non-cash depreciation and amortization expenses of $4.8 million partially offset by an increase in prepaid and other assets of approximately $800,000, net recoveries of uncollectible accounts receivables of approximately $500,000, an excess tax benefit from stock options exercised of approximately $400,000, an unrealized loss on municipal bond investments with an auction reset feature, or auction rate securities, or ARS, of approximately $200,000, and changes in other working capital accounts.

The $16.9 million of cash provided by operating activities for the nine months ended September 30, 2008 was primarily the result of net income of $7.4 million, non-cash share-based compensation expenses of $6.8 million, non-cash depreciation and amortization expenses of $4.2 million, a decrease in prepaid and other assets of $1.7 million, an impairment loss of $1.3 million, and a $3.7 million decrease in accounts receivable, offset by a $3.9 million increase in deferred taxes, $3.7 million decrease in accrued expenses, a $1.5 million decrease in accounts payable, and changes in other working capital accounts.

Cash (used in) provided by investing activities: The $34.7 million of cash used in investing activities for the nine months ended September 30, 2009 was due to purchases of investments of $118.6 million and cash paid for the acquisition of AnySource of $7.5 million, partially offset by sales and maturities of investments of $92.5 million.

The $28.0 million of cash provided by investing activities for the nine months ended September 30, 2008 was primarily due to $122.9 million in proceeds from sales and maturities of investments offset by $88.4 million in purchases of investments, $2.0 million of cash paid for our acquisition of all of the assets of Veatros, $1.9 million of milestone payments made for the MainConcept acquisition, $1.6 million in purchases of property and equipment, and a $1.0 million payment on our format approval agreement obligation.

Cash provided by (used in) financing activities: The $981,000 cash provided by financing activities for the nine months ended September 30, 2009 was primarily due to the proceeds of $500,000 from shares issued under the employee stock purchase plan, and $400,000 from the excess tax benefit from the exercise of stock options.

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

Interest Rate Risk

All of our fixed income investments are classified as available-for-sale and are therefore reported on the balance sheets at market value. The fair values of our cash equivalents and investments are subject to change as a result of changes in market interest rates and investment risk related to the issuers’ credit worthiness. To minimize these risks, we maintain an investment portfolio of various holdings, types and maturities. We have established guidelines relative to diversification and maturities that attempt to maintain safety and liquidity. These guidelines are periodically reviewed and modified, if necessary. We do not utilize financial contracts to manage our exposure in our investment portfolio to changes in interest rates. At September 30, 2009, we had $143.2 million in cash and cash equivalents, and investments, all of which are stated at fair value. Changes in market interest rates would not be expected to have a material impact on the fair value of $25.3 million of our cash and cash equivalents at September 30, 2009, as these consisted of securities with maturities of less than three months.

The weighted-average maturity of our investments excluding ARS as of September 30, 2009 was approximately eight months. A 100 basis point increase or decrease in interest rates over an eight month period from those in effect at September 30, 2009 would, however, decrease or increase, respectively, the approximately $100 million remaining of our investments (excluding ARS and the related put option) by approximately $650,000. While changes in interest rates may affect the fair value of our investment portfolio, any gains or losses will not be recognized in our consolidated statements of income until the investment is sold or if the reduction in fair value was determined to be other than temporary.

At September 30, 2009, we held approximately $4.5 million of ARS in par value, classified in long-term assets, whose underlying assets are student loans which are substantially backed by the federal government. Since February 2008, these auctions have failed and therefore continue to be illiquid and we will not be able to access these funds until a future auction of these investments is successful or a buyer is found outside of the auction process. As a result, our ability to liquidate our investments and fully recover the carrying value of our investments in the near term may be limited or may not exist. If the issuers are unable to successfully close future auctions and their credit ratings deteriorate, we may in the future be required to record an impairment charge on these investments.

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

Additionally, at September 30, 2009, we had a receivable balance denominated in Euros due from MainConcept. Our outstanding receivable balance is translated into U.S. dollars for financial reporting purposes, with unrealized gains and losses included as a component of other income (expense), net. A 100 basis point increase or decrease in foreign currency exchange rates over a three month period from those in effect at September 30, 2009 would not materially impact our financial position, results of operations and cash flows. During the nine months ended September 30, 2009, we recorded approximately $205,000 of foreign currency gains related to our foreign currency receivable denominated in Euros in other income (expense), net on our consolidated statements of income.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

On November 11, 2008, Yahoo! informed us that it intended to breach the two-year License and Distribution Agreement, the Distribution Agreement, entered into between Yahoo! and us on September 27, 2007 and to discontinue making payments required under the Distribution Agreement. As a result, in November 2008 we filed a lawsuit in California Superior Court in Santa Clara County seeking damages from Yahoo! and specific performance under the Distribution Agreement. On August 18, 2009 we entered into a Settlement Agreement and Mutual Release with Yahoo! pursuant to which all claims by Yahoo! and us with respect to the matter have been dismissed with prejudice.

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

Growth in our revenue over the past several years has been the result, in large part, of the rapid growth in sales of red-laser DVD players incorporating our technologies. For the nine months ended September 30, 2009, 2008 and 2007, we derived approximately 71%, 65% and 70%, respectively, of our total net revenues from technology licensing to consumer hardware device manufacturers, a majority of which are derived from sales of red-laser DVD players incorporating our technologies. However, as the markets for DVD players mature, we do not expect sales of red-laser DVD players to continue to grow as quickly as they have in the past. To the extent that sales of red-laser DVD players level off or decline, our licensing revenue will be adversely affected. In addition, if new technologies are developed for use with DVDs or new technologies are developed that substantially compete with or replace red-laser DVDs as a dominant medium for consumer video entertainment such as high definition DVD or Blu-ray Disc, and if we are unable to develop and successfully market technologies that are incorporated into or compatible with such new technologies, our ability to generate revenues will be adversely affected.

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

*We are dependent on the sale by our licensees of consumer hardware and software products that incorporate our technologies. Our top 10 licensees by revenue accounted for approximately 65% of our total net revenues during the nine months ended September 30, 2009, and a reduction in revenues from those licensees or a loss of one or more of our key licensees would adversely affect our licensing revenue.

We derive most of our revenue from the licensing of our technologies to consumer hardware device manufacturers, software vendors and consumers. We derived 93%, 78% and 79% of our total net revenues from licensing our technology during the nine months ended September 30, 2009, 2008 and 2007, respectively. One or a small number of our licensees generally represents a significant percentage of our technology licensing revenues. For example, in the nine months ended September 30, 2009, Samsung, Sony and LG accounted for approximately 13%, 12% and 8% of our total net revenues, respectively, and our top 10 licensees by revenue accounted for approximately 65% of our total net revenues. Our technology licensing revenues are particularly dependent upon our relationships with consumer hardware device manufacturers. We cannot control consumer hardware device manufacturers’ and software developers’ product development or commercialization efforts or predict their success. Our license agreements typically require manufacturers of consumer hardware devices and software vendors to pay us a specified royalty for every shipped consumer hardware or software product that incorporates our technologies, but many of these agreements do not require these manufacturers to guarantee us a minimum royalty in any given period. Accordingly, if our licensees sell fewer products incorporating our technologies, or otherwise face significant economic difficulties, our licensing revenues will be adversely affected. Additionally, certain of our license agreements provide for specific royalties based on our estimations of the volumes of certain units consumer hardware device manufacturers are likely to ship during a given term; if our estimates are too low, the actual per-unit revenues received may be lower than expected. Our license agreements are generally for two years or less in duration, and a significant number of these agreements expire in any given quarter. Upon expiration of their license agreements, manufacturers and software developers may not renew their agreements or may elect not to enter into new agreements with us on terms as favorable as our current agreements.

*Our March 2009 promotion and distribution agreement with Google may not prove to be an adequate replacement for our September 2007 agreement with Yahoo!.

Pursuant to our September 2007 agreement with Yahoo!, we agreed to distribute a version of Internet Explorer browser optimized for Yahoo! and a co-branded version of the Yahoo! Toolbar with our software products and Yahoo! agreed to pay us fees based on the number of certain distributions or installations of the Yahoo! software. In November 2008, Yahoo! notified us that it intended to breach the two-year advertising services agreement and would discontinue making payments required under the agreement. As a result, we filed a lawsuit in California Superior Court seeking damages from Yahoo! and specific performance under the agreement. On August 18, 2009 we entered into a Settlement Agreement and Mutual Release with Yahoo! pursuant to which all claims by us and Yahoo! with respect to the matter have been dismissed with prejudice. In March 2009, we entered into a new agreement with Google, pursuant to which we distribute Google products, including its new web browser, Google Chrome, and the Google Toolbar for Internet Explorer, with our software products and Google pays us fees based on successful activations of these products. Revenue under the Google agreement was lower for the three months ended September 30, 2009 than the revenue earned under the Yahoo! agreement during the corresponding period in 2008, and future revenue under the Google agreement will likely be less than under the Yahoo! agreement for comparable periods. Also, if Google’s products do not prove to be as popular among consumers as we anticipate, if our products decline in popularity among consumers, or if Google’s products quickly reach market saturation, we may experience a decrease in revenue under our agreement with Google.

*The success of our business depends on the availability of premium video content in the DivX format.

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

We have offices in ten foreign countries as well as sales staff in others, and we are dedicating a significant portion of our sales efforts in countries outside North America. We are dependent on international sales for a substantial amount of our total revenues. For the nine months ended September 30, 2009, 2008 and 2007, our net revenue outside North America comprised 82%, 72% and 73%, respectively, of our total revenues. We expect that international sales will continue to represent a substantial portion of our revenues for the foreseeable future. These future international revenues will depend to a large extent on the continued use and expansion of our technologies in entertainment industries worldwide. Increased worldwide use of our technologies is also an important factor in our future growth.

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

As of September 30, 2009 we had approximately 360 employees and contractors. We may need to expand or contract our managerial, operational, financial and other resources to manage our business, including our relationships with key customers and licensees. Our current facilities and systems may not be the correct size to support this future growth or contraction. We may require additional office space to accommodate our growth. Additional office space may not be available on commercially reasonable terms and may result in a disruption of our corporate culture. Our need to effectively manage our operations, growth and various projects requires that we continue to improve our operational, financial and management controls, reporting systems and procedures and to attract and retain sufficient numbers of talented employees. We may be unable to successfully implement these tasks on a larger scale, which could prevent us from executing our business strategy.

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

In August 2009, we acquired substantially all of the assets of AnySource Media LLC, or AnySource, a company that develops software and service platforms for Internet-enabled video devices. We expect to continue to evaluate possible additional acquisitions of technologies and businesses on an ongoing basis. Our recent acquisitions, as well as acquisitions in which we may engage in the future, entail numerous operational and financial risks including certain of the following risks:

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

*We may not realize the benefits we expect from the transaction with AnySource.

The integration of AnySource’s technologies may be time consuming and expensive, and may disrupt our business. We will need to overcome significant challenges to realize any benefits or synergies from this transaction. These challenges include the timely, efficient and successful execution of a number of post-transaction integration activities, including:

•	integrating AnySource’s technologies with our technologies;

•	entering markets in which we have limited or no prior experience;

•	successfully completing the development of AnySource’s technologies;

•	developing commercial products based on those technologies;

•	retaining and assimilating the key personnel of AnySource;

•	attracting additional customers for products based on AnySource’s technologies;

•	implementing and maintaining uniform standards, controls, processes, procedures, policies, accounting systems and information systems; and

•	managing expenses and any potential legal liability arising from our transaction with AnySource.

In particular, we may encounter difficulties successfully integrating our operations, technologies, services and personnel with those of AnySource, and our financial and management resources may be diverted from our existing operations. For example, as a result of our transaction with AnySource, we have an additional office in Malvern, Pennsylvania. Maintaining offices in multiple locations could create a strain on our ability to effectively manage our operations and personnel. In addition, the process of integrating operations and technology could cause an interruption of, or loss of momentum in, the activities of one or more of our businesses and the loss of key personnel. The delays or difficulties encountered in connection with the integration of AnySource’s technologies with our technologies could have an adverse effect on our business, results of operations or financial condition. We may not succeed in addressing these risks or any other problems encountered in connection with this transaction. Our inability to successfully integrate the technologies and personnel of AnySource, or any significant delay in achieving integration, including regulatory approval delays, could have a material adverse effect on us and, as a result, on the market price of our common stock.

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

*We may not generate sufficient revenue to be profitable on a quarterly or annual basis in the future.

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

As of September 30, 2009, we held approximately $18.7 million par value of auction-rate securities ($18.3 million estimated fair value). During the three months ended September 30, 2008 and 2009, $0 and $50,000, respectively, worth of the Company’s auction-rate securities were redeemed. All other auction-rate security instruments in our portfolio have failed at auctions since February 2008, and we may not be able to sell these securities in a timely manner to meet a liquidity need. In the event that we are unable to sell the underlying securities at or above our carrying value, or at all, these securities may not provide us a liquid source of cash in the future.

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

The current turbulence in the U.S. and global financial markets could adversely affect our stock price and our ability to raise additional capital through the sale of equity or debt securities. As of October 30, 2009, we had 32,712,926 shares of common stock outstanding, excluding 700 shares subject to repurchase. As a result of our relatively small public float, our common stock may be less liquid than the stock of companies with broader public ownership. In addition, in March 2008, our Board of Directors approved a share repurchase program authorizing us to repurchase up to $20.0 million worth of our outstanding common stock. During the first and second quarters of 2008, we purchased approximately 2.8 million shares of our common stock for a total purchase price of approximately $20.0 million. As of June 30, 2008, the share repurchase program was complete. These repurchases, as well as any future repurchases of our common stock, reduce our public float and may cause our common stock to become less liquid. A reduction in the liquidity of our common stock, as a result of the recent share repurchase or otherwise, could have a greater impact on the trading price for our shares than would be the case if our public float were larger.

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

As of October 30, 2009, there were 32,712,926 shares of our common stock outstanding, excluding 700 shares subject to repurchase. Substantially all of these shares are eligible for sale in the public market, although as of October 30, 2009, 988,854 of these shares were held by directors, executive officers and other affiliates and will be subject to volume limitations under Rule 144. In addition, as of October 30, 2009, we had outstanding warrants to purchase up to 445,000 shares of common stock that, if exercised, will result in these additional shares becoming available for sale. A large portion of these shares and warrants are held by a small number of persons and investment funds. Sales by these stockholders or warrant holders of a substantial number of shares could significantly reduce the market price of our common stock. Moreover, the holders of 644,170 shares of common stock at October 30, 2009 have rights, subject to some conditions, to require us to file registration statements covering the shares they currently hold or to include these shares in registration statements that we may file for ourselves or other stockholders. Additionally, the current turbulence in the U.S. and global financial markets has caused a decline in stock values across all industries.

As of October 30, 2009, an aggregate of approximately 7,007,046 shares of our common stock were reserved for future issuance under our 2000 Stock Option Plan, or 2000 Plan, our 2006 Equity Incentive Plan, or 2006 Plan, and our 2006 Employee Stock Purchase Plan, or 2006 Purchase Plan and the share reserve under our 2006 Plan and our 2006 Purchase Plan are subject to automatic annual increases in accordance with the terms of the plans. These shares can be freely sold in the public market upon issuance. If a large number of these shares are sold in the public market, the sales could reduce the trading price of our common stock and impede our ability to raise future capital.

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

As of September 30, 2009, the remaining $62.8 million of proceeds from our initial public offering are invested in auction rate securities, government agency and corporate debt securities and money market funds.

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

DIVX, INC.

Dated: November 9, 2009	By:	/s/ Dan L. Halvorson
Dan L. Halvorson
Chief Financial Officer and Executive Vice President Operations (Duly authorized officer and principal financial officer)