Form 10-K
period 2009-12-31
DIVX INC
filed 2010-03-15
CIK 1342960

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                  to                                 .

Commission file number: 001-33029

DivX, Inc.

(Exact name of registrant as specified in its charter)

Delaware	33-0921758
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4780 Eastgate Mall, San Diego, California	92121
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (858) 882-0600

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.001 par value	The Nasdaq Stock Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☐  Yes    ☒  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    ☐  Yes    ☒  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☐  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

The aggregate market value of the common stock of the registrant as of June 30, 2009 held by non-affiliates was $148,272,805, based upon the closing price of the common stock reported on the NASDAQ Global Select Market on such date. Shares of common stock held by each officer and director (and/or his/her affiliates) and by each person who owns 10 percent or more of the outstanding common stock have been excluded from this calculation because these persons may be considered affiliates. The determination of affiliate status for purposes of this calculation is not necessarily a conclusive determination for other purposes.

The number of shares of common stock outstanding as of March 1, 2010, was 32,822,820.

Documents Incorporated by Reference:

Document	Part of Form 10-K
Proxy Statement for the 2010 Annual Meeting of Stockholders	Part III

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

PART I

Item 1. Business

DivX overview

We were incorporated in Delaware in May 2000 with the purpose of making media better through the use of technology. We believe that media is undergoing a profound transformation that will change how individuals and entities obtain information, communicate and express ideas. We believe that there are opportunities within this transformation—opportunities to generate tremendous value by meeting the needs of users of new media and, more importantly, opportunities to influence the evolution and development of media. Our successes to date have been the result of creating value with and for a broad community of constituents including software vendors, consumer hardware device manufacturers, content creators and consumers. Like the evolving markets in which we operate, DivX is open and dynamic.

Our goal is to create products and provide services that improve the way consumers experience media. The first step toward this goal was to build and release a high-quality video compression-decompression software library, or codec, to enable distribution of content across the Internet and through recordable media. As a result, we created the DivX codec. Since the creation of the first DivX codec, DivX codecs have been actively sought out and downloaded by consumers hundreds of millions of times. These downloads include those for which we receive revenue as well as free downloads, such as limited-time trial versions, and downloads provided as upgrades or support to existing end users of our products. After the significant grass-roots adoption of our codecs, the next step toward our goal was to license similar technology to consumer hardware device manufacturers and to certify their products to ensure the interoperable support of DivX-encoded content. We are entitled to receive a royalty and/or license fee for DivX Certified devices shipped by our customers. In addition to licensing revenue from such licensees, we also generate revenue from software licensing, advertising and content distribution.

One aspect of our long term vision is to allow content creators to have the ability to capture their content in the DivX format using any device or software of their choosing and to allow consumers of such content to playback and interact with the content on any device or platform. We bring together consumers of DivX content with content creators both large and small through the development and licensing of media distribution platforms and services.

In January 2009, we released the latest version of our codec, DivX Plus. DivX Plus technology offers consumers and consumer electronics manufacturers an enhanced version of our codecs for certain implementations, including for high definition and mobile content.

In recent years we completed two strategic transactions to complement our organic growth. In November 2007, we acquired MainConcept GmbH, or MainConcept, a leading provider of an H.264 codec solution and a wide range of other high-quality video codecs and technologies for the broadcast, film, consumer electronics and computer software markets. MainConcept solutions are optimized for various platforms including PCs, set-top boxes, portable media players and mobile phones.

In August 2009 we acquired substantially all of the assets of AnySource Media, LLC, or AnySource, technology company developing software and service platforms for Internet-enabled consumer electronics devices. We believe the AnySource transaction will help us meet our goal of expanding our business model to encompass licensing and other revenue opportunities relating to Internet-enabled consumer electronics devices.

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

The DivX codec solution

The DivX codecs have been developed as a solution to address the opportunity created by the transformation of content. Specifically, we have built the technological platform and galvanized the community necessary to enable a digital media ecosystem of consumers, content creators, software vendors, hardware device manufacturers and advertisers, allowing each participant in this ecosystem to benefit from the participation of the other participants.

The following illustration depicts how DivX provides the foundation and connection for the participants in the digital media ecosystem, all of whom ultimately work to benefit the consumer:

Specifically, our codec ecosystem offers the following benefits to these various participants in the content industry:

To content consumers, the DivX ecosystem provides a high-quality, interoperable digital media format supported by dozens of software products and thousands of models of consumer hardware devices. This allows consumers to access a diverse range of content from large and small content creators and to play back this content when, where and how they want. Moreover, the widespread availability of consumer hardware devices, software and services within the DivX ecosystem makes creating and sharing content easier and more fun for the community of DivX users.

To content creators, the DivX ecosystem provides the ability to cost-effectively and securely create and distribute high-quality content to a large market of consumers and to deliver that content when, where and how consumers want it. The DivX ecosystem gives content creators access to DivX Certified consumer hardware devices as well as millions of digital video savvy consumers who have demonstrated their willingness and ability to seek out high-quality content distributed via the Internet.

To digital media software vendors, the DivX ecosystem allows software vendors to provide easy-to-use products for the creation and playback of content that is interoperable with other DivX Certified devices. By doing so, software vendors can differentiate their products by adding DivX media creation and playback functionality, thus providing useful products that compete with generic operating system bundles.

To consumer hardware device manufacturers, the DivX ecosystem provides the ability to offer recording and playback devices that are interoperable with an array of other DivX Certified devices in a high-quality, secure digital media format that consumers want and use. Manufacturers can thus avoid the cost of supporting many different incompatible formats, allowing them to remain competitive in the face of significant price pressures. Use of DivX technologies and association with the DivX brand enables manufacturers to participate in new content business models from content services provided by others in the DivX ecosystem.

To advertisers, the DivX ecosystem provides access to a large and engaged group of DivX users. This may enable advertisers to communicate with consumers to inform them about available products and services.

Our strategy

Our strategy is to improve the way in which consumers experience media by leveraging the vibrant DivX ecosystem and advances in media technologies. Key elements of this strategy include:

Develop a content and services platform for Internet-enabled devices. We believe that Internet TV will transform the landscape for media distribution and advertising. Based in part on the assets we acquired as a result of our acquisition of AnySource, we are developing DivX TV, a technology designed to enable consumers to stream Internet video directly to an Internet-connected digital television or other Internet-connected consumer electronics devices. We believe that this technology will improve the way consumers experience media and will provide us with new opportunities to provide products and services.

Grow our core licensing business. We believe that our software and consumer hardware partners are integral to our success. In hardware, we are building on the initial success of licensing DivX technologies for implementation in DVD players by growing our licensing business into the emerging categories of Blu-ray players, digital televisions, mobile devices, set-top boxes and other consumer electronics devices. In software, we plan to enhance the value of the DivX technologies to our existing software partners by adding new features to the DivX media format and to increase partnerships across the software market.

Provide content platforms and content-related services that are valued by DivX users. There are millions of DivX users around the world, and we intend to work independently, and with other parties focused on media to develop products and services that enhance the media experience for these users.

Expand the DivX ecosystem through partnerships with the community of diverse content creators. We believe the active engagement of content creators in the DivX ecosystem is essential to realizing the full potential of the digital media transformation. We plan to continue to develop relationships with premium, mid-tier and individual content creators. We intend to partner with creators based not only on the economic potential of their content, but also on the potential for DivX to enhance the value of their content through the power of our platform and community. We also plan to support our content partners in their efforts to distribute their content in the DivX format through their own various digital distribution channels.

Strengthen the DivX brand. We intend to continue building upon the strength of the DivX brand. We plan to ensure that in the future the DivX brand continues to be associated only with those products and services that offer high-quality media experiences. We may also invest in activities beyond our products that are consistent with the DivX vision of better media.

Pursue selected complementary acquisitions, investments and strategic alliances. When the opportunity presents itself, we intend to pursue selected acquisitions, investments or strategic alliances that complement and further our mission to make media better and improve the media experience for consumers. Our primary objectives in these transactions would be to acquire complementary technologies and platforms and expand the consumer and content aspects of our ecosystem. Once we have accomplished such acquisitions, we will spend time and resources integrating them into our businesses.

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

Our large installed base. DivX technologies and products have been adopted by millions of users who have sought them out and chosen to download them. This success encouraged consumer hardware device manufacturers to build support for DivX technologies into their products. Hundreds of consumer hardware device manufacturers and dozens of integrated circuit manufacturers have incorporated DivX technologies into thousands of models of consumer hardware devices that have shipped into the market. We believe our large user and consumer hardware installed base places us in a strong position to benefit from the transformation of the content industry and growing digital content distribution. The DivX media platform installed base represents a large addressable market for content creators interested in commercial digital distribution of their content.

The DivX brand. The DivX logo appears on products that incorporate DivX technology and indicates to consumers that the product meets our strict standards of interoperability and delivers a high-quality DivX media experience. We believe that consumers recognize the value of the DivX logo, and that this increases the value of the DivX brand to all other participants in the DivX ecosystem.

Our neutral media technology platforms for software, hardware and content. Our technology platforms for the creation, distribution and consumption of media content are not tied exclusively to any specific consumer hardware device manufacturer, software vendor or content provider. We license our technologies to a wide array of companies. We believe our neutral platforms allow us to bring a diverse set of powerful interests together in the DivX ecosystem.

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

Technology licensing-consumer hardware devices. Our technology licensing revenues from consumer hardware device manufacturers comprise the majority of our total revenues and are derived primarily from royalties and/or license fees received from original equipment manufacturers, although related revenues are derived from other members of the consumer hardware device supply chain. We license our technologies to original equipment manufacturers, allowing them to build support of DivX technologies into their consumer hardware devices. Our original equipment manufacturer licensees pay us a fee based on the quantity of DivX Certified devices they sell. Our license agreements with original equipment manufacturers typically range from one to two years, and may include the payment of initial fees, volume-based royalties and minimum guaranteed volume levels. Because royalties are generated by the shipment volumes of our consumer hardware device customers, and because sales by consumer hardware device manufacturers are highly seasonal, we typically expect revenues relating to consumer hardware devices to be highly seasonal, with our second quarter revenues in any given calendar year being generally lower than any other quarter in that calendar year.

To ensure high-quality support of the DivX media format in finished consumer electronic products, we also license our technologies to those companies who create the major components in those products. These companies include integrated circuit manufacturers who supply integrated circuits, and original design manufacturers who create reference designs, for DVD players, Blu-ray players, digital televisions, mobile phones, and the other consumer hardware devices distributed by our licensee original equipment manufacturers. In 2009, Samsung Corporation, Ltd. and Sony Corporation accounted for 13% and 12%, respectively, of our total net revenues. In 2008 and 2007, LG Electronics, Inc. accounted for 11% and 10% respectively, of our total net revenues.

To ensure that our licensees’ products conform to our quality standards, we employ a rigorous certification program. Integrated circuit manufacturers, original design manufacturers and original equipment manufacturers are required to have their devices tested and certified prior to distribution. Only DivX Certified devices are permitted to display our logo as evidence that they conform to our standards of high quality.

In the years 2009, 2008 and 2007, we derived 70%, 66% and 70% respectively, of our total net revenues from licensing our technology to original equipment manufacturers, original design manufacturers and integrated circuit manufacturers.

Technology licensing—software. We license our technologies to independent software vendors that incorporate our technologies into software applications for computers and other consumer hardware devices. An independent software vendor typically pays us an initial license fee, in addition to per-unit royalties based on the number of products sold that include our technology. Since our acquisition of MainConcept in November 2007, we also have generated revenues associated with MainConcept’s licensing agreements in areas complementary to our pre-existing revenue streams, including through MainConcept’s focus on the professional video sector. We also license our technologies directly to consumers through several software bundles. We make certain software bundles available free of charge from our website. These bundles incorporate a version of our codec technology, and allow consumers to play and create content in the DivX format. We also make available from our website an enhanced version of the free software bundle, including additional features that increase the quality and control of DivX media playback and creation. This enhanced version is available free of charge for a limited trial period, which is generally 15 days. At the end of the trial period, our users are invited to purchase a license to one or more components of the enhanced bundle by making a one time payment to us. If they choose not to do so, they still enjoy playback and creation functionality equivalent to our free software bundle.

In the years 2009, 2008 and 2007 we derived 22%, 14% and 8% respectively, of our total net revenues from licensing our technology to independent software vendors and licensing our software directly to consumers.

Advertising and third-party product distribution. We derive revenue from advertisements or third party software applications that we embed in or include with the software packages we offer to consumers. In March 2009, we entered into a promotion and distribution agreement with Google. Pursuant to this agreement, we distribute Google products, including the Google Chrome web browser with our software products and Google pays us fees based on successful activations of these products. Pursuant to the terms of the agreement with Google, this agreement expires on February 28, 2011, or upon the achievement of a maximum distribution commitment. Revenues earned under this agreement accounted for approximately 8% of our total net revenues in 2009. From November 2007 through November 2008, we had agreed with Yahoo! to include and distribute the Yahoo! Toolbar software product with our software products. Yahoo! paid us fees based on the number of downloads or activations of the included software by consumers.

In the years 2009, 2008 and 2007, we derived 8%, 19% and 21% respectively, of our total net revenues from the inclusion of advertisements and third party software applications in our software products.

Content distribution and related services. We derive revenue by acting as an application service provider for third party owners of digital video content by making available our online video delivery system to content providers in return for a revenue share of the download-for-rental or sales revenue generated from the content provider’s customer using our delivery system. We also provide encoding, content storage and distribution services to content providers. The content partner delivers a video-on-demand movie through its website using our Open Video System. We earn a certain percentage of each transaction with the end consumer renting or purchasing such content based on a pre-negotiated revenue share with the content provider. We also encode the content of certain customers into the DivX format and charge certain of these customers for this service or receive an up-front license fee from certain content partners who use our software to encode their own content.

We record revenue related to content distribution arrangements with consumer hardware original equipment manufacturers, or OEMs, who pay us a fee for each copy of DivX-encoded content that is encoded on physical media and bundled with their consumer hardware products.

In the years 2009, 2008 and 2007 we derived 0%, 1% and 1% respectively, of our total net revenues from providing content distribution services to third parties.

Geographic information.

We are a global company with a broad, geographically diverse market presence. For the years 2009, 2008 and 2007, our revenues outside the United States comprised 84%, 75% and 78% respectively, of our total net revenues.

A large number of our consumer hardware device manufacturers are located in Asia. Fees received pursuant to licenses to these consumer hardware device manufacturers accounted for 70%, 62% and 59% of our total net revenues for 2009, 2008 and 2007 respectively. Revenues from customers located in Japan, Korea and Singapore comprised approximately 33%, 25% and 6%, respectively, of our total net revenues in 2009, 25%, 15% and 11% respectively, of our total net revenues in 2008, and 23%,19%, and 8%, respectively, of our total net revenues in 2007.

Domestic revenues comprised approximately 16%, 25% and 22% of our total net revenues in 2009, 2008, and 2007, respectively.

Technologies

Our digital media ecosystem utilizes a series of technologies designed for commercial and consumer users. These technologies enable users to compress, secure, distribute and view digital video and otherwise participate in our digital media ecosystem. The following is a description of the core technologies that form the basis for our digital media ecosystem.

DivX media format. Our DivX media format comprises our DivX video compression technology, DivX file containers with their advanced media features and digital rights management, or DRM.

DivX video compression technology. Our DivX video compression technology reduces the size of high-quality video to a level that can be efficiently distributed over broadband networks. In addition, the newest version of our video compression technology, the DivX Plus Codec, was designed to offer even more efficient compression for certain source files. Both technologies utilize a mixture of video compression tools, including some from the MPEG-4 standard, and are capable of producing high-quality video using only a fraction of the amount of data required by a standard-size DVD or Blu-ray disc. As a result, DivX technology enables a user to store a full- length standard definition movie on a one giga-bite USB drive. DivX technology is designed to offer a balance of compression, complexity and speed. Our technology offers superior visual quality at a high level of compression. The computational efficiencies of our technology make it suitable for integration into low-cost consumer hardware devices and its speed makes it useful in both consumer and professional content creation and editing environments. DivX video technology can be used on video sources with sizes ranging from high definition quality video to video resolutions suitable for a mobile environment.

DivX file containers. Our DivX file containers are designed to hold multimedia data and metadata. The original version of our container is based on the Resource Interchange File Format, which by design gives it some compatibility with other Resource Interchange File Format based file formats such as the Audio Video Interleave file container. Our newest file container is a proprietary implementation built on MKV standards, which by design gives it some compatibility with other MKV-based files.

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

Digital rights management. We have developed a digital rights management, or DRM, that encrypts and manages the playback of protected DivX content on personal computers and consumer hardware devices. When implemented, it ensures that digital video is delivered in a secure manner and used in accordance with rules defined by its publisher. Our digital rights management technology is designed to require minimal system resources, allowing it to be implemented on low-cost consumer hardware devices.

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

Consumer software

In addition to the third-party consumer software products that our technologies power, we offer several programs to consumers directly. We have released numerous versions of these programs and are currently working on additional updates and improvements to our DivX consumer software programs. Our consumer software programs currently include the following:

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

Certification Programs. The DivX Certification Program certifies hardware devices and software applications for the creation and playback of DivX video. DivX Certified hardware devices support playback of DivX video, while DivX Certified software applications support the conversion of digital video into the high-quality, highly-compressed DivX media format.

Integrated circuit manufacturers, original design manufacturers, original equipment manufacturers and software vendors are required to have their products certified prior to being marketed as DivX Certified products. For example, integrated circuit manufacturers typically receive a software development kit and certification kit from us, which they use to design an integrated circuit that will meet our standards to be DivX Certified. Manufacturers may distribute those integrated circuits to DivX-licensed original equipment manufacturers and original design manufacturers for inclusion in DivX Certified devices only after those integrated circuits are DivX Certified. Similarly, original design manufacturers, original equipment manufacturers and software vendors must have their products certified prior to being marketed as DivX Certified products.

Our DivX Certified programs currently include the following certification levels:

DivX Plus HD Certified

Devices certified pursuant to the DivX Plus HD certification level ensure device compatibility with files generated using the DivX Plus codec. DivX Plus technology offers enhancements over prior versions of our codecs for certain implementations, including for high definition and mobile content. While files generated using the DivX Plus HD codec will not play back on DivX Home Theater Certified devices, devices certified under the DivX Plus profiles will play DivX video generated with existing DivX codecs as well as the newer DivX Plus HD technology. Devices that are DivX Plus HD Certified for decode play high definition DivX video in 720p and/or 1080p resolution as well as high definition DivX video in the MKV format, support advanced playback features, play DivX formatted Hollywood content as well as standard definition and mobile resolution DivX video.

DivX Ultra Certified

The DivX Ultra Certified Program is a premium certification level that additionally certifies hardware devices and software applications for the creation and playback of high-quality DivX video with advanced features such as motion menus, subtitles, chapter points and alternate audio tracks. DivX Ultra Certified software applications support the conversion of digital video into the high-quality, highly-compressed DivX media format as well as the creation of video with advanced features. Devices that are DivX Ultra Certified for decode support advanced playback features and play DivX formatted Hollywood content as well as DivX content in standard definition and mobile resolution content.

DivX HD Certified

The DivX HD Certified program is a premium certification level that certifies hardware devices and software applications for the creation and playback of high definition video in the DivX format. Devices that are DivX HD Certified for decode play high definition DivX video, Hollywood content purchased in the DivX format, as well as standard definition and mobile resolution DivX videos.

DivX Mobile Theater Certified and DivX Mobile Certified

The DivX Mobile Theater Certified and DivX Mobile Certified programs were developed to allow consumers to create and playback DivX video. Devices that are DivX Mobile Theater Certified for decode can play Hollywood content in the DivX format as well as DivX videos in mobile resolution. Devices that are DivX Mobile Certified for decode can play mobile resolution DivX videos.

DivX Home Theater

The DivX Home Theater Certified program enables the creation and playback of standard definition DivX video. Devices that are DivX Home Theater Certified for decode playback standard definition Hollywood content in the DivX format as well as standard definition and mobile resolution DivX videos.

DivX Certified Recorder/Encoder

The DivX Certified Recorder/Encoder program certifies hardware devices to record video directly in the DivX media format. DivX Certified Recorder/Encoder devices create DivX video that is compatible with all DivX Certified, DivX Plus, and DivX Ultra Certified products.

Open Video System

Our Open Video System, or OVS, is a complete hosted service that allows content creators to deliver high-quality DivX video content over the Internet. We use our OVS to provide content and service providers with encoding services, content storage and distribution services, and use of our DivX media format and digital rights management technology. Using the OVS, a content service provider can launch its own web store and sell content online.

DivX Mobile Media

DivX Mobile Media is a mobile media platform service that allows users to enjoy video content in the DivX format from a variety of sources.

Sales and marketing

Our sales and marketing team markets our technologies to a wide range of integrated circuit manufacturers, original design manufacturers, original equipment manufacturers, retailers, operators and software developers on a worldwide basis. In addition, members of this team market our products to various consumer segments at industry tradeshows such as CES and IFA, and engage in partner and retailer training, product marketing, sales support and partner co-marketing programs. Members of our sales and marketing team also focus on content and distribution partnerships, co-marketing transactions, advertising partnerships, brand and product marketing, electronic software distribution, business operations and marketing programs. As of December 31, 2009, our sales and marketing team included 106 full-time and part-time employees based in 11 countries.

Product development

We incurred product development costs of approximately $20.6 million, $20.2 million and $18.7 million in 2009, 2008 and 2007 respectively, representing 29%, 21% and 22% respectively, of total net revenues. Our product development team is based out of our headquarters in San Diego, California and following our transactions with AnySource in August 2009 and MainConcept in November 2007, includes team members in Malvern, Pennsylvania, Aachen, Germany and Tomsk, Russia. As of December 31, 2009, our product development team consisted of 191 full-time and part-time employees dedicated to product development and product management, 154 of which were engineers and 19 of which were product managers (with the other 18 filling other related roles).

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

Competition

We face significant competition in the digital media markets in which we operate. We believe that our most significant competitive threat comes from companies that have the collective financial, technical and other resources to develop the technologies, services, products, and partnerships necessary to create a digital media ecosystem that can compete with the DivX ecosystem. Those potential competitors currently include Adobe Systems, Apple Computer, Google, Microsoft, and Yahoo!.

We also compete with companies that offer products or services that compete with specific aspects of our digital media ecosystem. For example, our digital rights management technology competes with technologies from companies such as Apple Computer, ContentGuard, Intertrust Technologies, Microsoft, Nagra Audio, NDS Group and 4C Entity, as well as the internal development efforts of certain of our licensees. Similarly, content distribution providers, such as Amazon.com, Apple Computer, Sonic Solutions, Google, Joost, MovieLink, MySpace.com, a subsidiary of News Corporation, Netflix, Yahoo!, YouTube, a subsidiary of Google, Hulu, LLC, and subscription entertainment services and cable and satellite providers compete with our content distribution services. In addition, we compete with companies such as Yahoo!, VUDU, Inc., Boxee, Inc. and Rovi Corporation and with internally developed proprietary solutions developed by hardware device manufacturers and integrated circuit manufacturers in our development and marketing of technologies to enable the next generation of Internet-enabled consumer electronics devices.

Our proprietary video compression technologies also compete with other video compression technologies, including other implementations of MPEG-4 or implementations of H.264/AVC. In addition, a number of companies such as Adobe Systems, Apple Computer, Ateme, Google, Microsoft, and RealNetworks offer video formats that compete with our proprietary video format.

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

Significant Customers

A small number of customers account for a significant percentage of our total net revenues. In 2009, Samsung Corporation, Ltd. and Sony Corporation accounted for 13% and 12%, respectively, of our total net revenues. In 2008, Yahoo! Inc. and LG Electronics, Inc. accounted for 19% and 11%, respectively, of our total net revenues. In 2007, Google, Inc. and LG Electronics, Inc. accounted for 19% and 10%, respectively, of our total net revenues.

Intellectual property

To protect our proprietary rights, we rely on a combination of trademark, copyright, patent, trade secret and other intellectual property laws; employment, confidentiality and invention assignment agreements with our employees and contractors; and confidentiality agreements and protective contractual provisions with our partners, licensees and other third parties.

Trademarks. As of December 31, 2009, we had over 100 trademark registrations and over 90 pending trademark applications in more than 40 countries, including the U.S., for a variety of word marks, logos and slogans. Our trademarks are an integral part of our licensing program. Licensees are allowed to place our trademarks on their products to inform customers that their products incorporate our technology and meet our quality specifications only if such products have been DivX Certified. We also require that our licensees adhere to detailed branding guidelines to ensure that usage of our trademarks and logos are consistent and uphold our image. Our trademarks include, among others, DivX, DivX Certified, DivX Ultra, DivX Plus HD, DivX TV, and DivX Connected.

Copyrights. We have a significant amount of copyright-protected materials, including among other things, software, codecs and textual material. As an additional layer of protection to the common law copyrights we own in our software and other materials, we have also obtained U.S. copyright registrations on more than 20 software products as of December 31, 2009.

Patents. Patents provide important protections to certain of our technologies. As of December 31, 2009, we had six issued U.S. patents and two issued foreign patents. We also hold an exclusive license to one additional U.S. patent. Assuming that all of the appropriate maintenance, renewal, annuity or other governmental fees are paid, we expect that our patents and the patent to which we hold an exclusive license would expire between 2019 and 2027, excluding any additional term for patent term adjustments or patent term extensions. We are in the process of applying for additional patent coverage for various aspects of our technology, including technologies for digital rights management, digital media formats, mobile content delivery, connected devices and video encoding and decoding. As a result, as of December 31, 2009, we had dozens of U.S. and international patent applications on file relating to various aspects of our technology.

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

MPEG LA technology licenses. We have entered into a license agreement with MPEG LA, effective January 2000, under its MPEG-4 Part 2 Visual Patent Portfolio. Under this license agreement, we have a royalty-bearing, worldwide, non-exclusive sublicense of certain patents licensed to MPEG LA relating to MPEG-4 technology. One version of our video codec incorporates technologies implementing a portion of the MPEG-4 video standard. Our license agreement with MPEG LA will expire on December 31, 2013, unless the agreement is earlier terminated. We may terminate the license agreement for any reason by providing 30 days prior written notice to MPEG LA. Upon expiration, the license agreement may be renewed by MPEG LA for successive five year periods upon notice of renewal to us. We have also entered into a license agreement with MPEG LA, effective August 2002, under its MPEG-4 Part 10, or AVC, Patent Portfolio. Under this license agreement, we have a royalty-bearing, worldwide, non-exclusive sublicense of certain patents licensed to MPEG LA relating to H.264 technology. The newest version of our video codec, the DivX Plus codec, incorporates technologies implementing a portion of the AVC video standard. Our license agreement with MPEG LA with respect to this technology will expire on December 31, 2010, unless the agreement is earlier terminated. We may terminate the license agreement for any reason by providing 30 days prior written notice to MPEG LA. Upon expiration, the license agreement may be renewed by MPEG LA for successive five year periods upon notice of renewal to us. For the years 2009, 2008, and 2007 we expensed $7.4 million, $2.0 million, and $2.0 million respectively, related to these MPEG LA license agreements. We also expect to incur expenses of approximately $7.4 million in 2010 under these MPEG LA license agreements.

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

We may be further subject to international laws associated with data protection and other aspects of our business in Europe and elsewhere and the interpretation and application of data protection laws is still uncertain and in flux. In addition, because our services are accessible worldwide, foreign jurisdictions may claim that we are required to comply with their laws.

Employees

As of December 31, 2009, we employed 343 full-time and part-time employees. None of our employees is subject to any collective bargaining agreements. We consider our relationship with our employees to be good.

Executive Officers of the Registrant

Our executive officers serve at the discretion of the Board. The names of our executive officers and their ages, titles, and biographies as of December 31, 2009 are set forth below:

Name	Age	Position
Kevin Hell	45	CEO, Director
Dan L. Halvorson	44	CFO and EVP Operations
David J. Richter	41	EVP, Business & Legal Affairs and General Counsel

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

Dan L. Halvorson has served as our Executive Vice President and Chief Financial Officer since July 2007. Mr. Halvorson was promoted to Chief Financial Officer and Executive Vice President Operations in November 2009. From June 2007 to July 2007, Mr. Halvorson served as our Chief Financial Officer and Senior Vice President. Mr. Halvorson is responsible for investor relations, financial and administrative aspects of our strategic and tactical goals, and for management of several operations teams including oversight for MainConcept, the commercial licensing business for DivX, with international operations in Germany and Russia. Mr. Halvorson has served in many senior finance and accounting roles at a number of public companies including various roles from 2000 to 2007 at Novatel Wireless where he was promoted to Chief Financial Officer and Chief Accounting Officer in early 2004. From 1998 to 2000, he was Director of Finance at Dura Pharmaceuticals, which was acquired by Elan in 2000. He was also Director of Finance at Alliance Pharmaceuticals from 1996 to 1998. Previous to his public company roles, Mr. Halvorson spent eight years in public accounting at Deloitte & Touche and PriceWaterhouseCoopers, serving both public and private client companies. Mr. Halvorson is a Certified Public Accountant and holds a Bachelor of Science from San Diego State University.

David J. Richter has served as our Executive Vice President, Business & Legal Affairs and General Counsel since January 2010. Mr. Richter served as our Executive Vice President, Business &Legal Affairs from March 2009 until

January 2010 and prior to that, he served as Executive Vice President, Corporate Development and Legal since July 2007. From June 2007 to July 2007, Mr. Richter served as our General Counsel and Senior Vice President Corporate Development. From April 2006 to June 2007, Mr. Richter served as our General Counsel, Legal and Corporate Development. From May 2004 to April 2006, Mr. Richter served as our General Counsel and, in addition, from January 2005 through April 2006, as our Senior Vice President, Corporate Development. Mr. Richter is responsible for the following teams: legal, business and corporate development, and software product development efforts. Previously, Mr. Richter worked at Maveron, a venture capital firm, as a Principal from January 2002 through March 2004 and as Director, Business Development from July 2000 through December 2001. Mr. Richter received a J.D. from Yale Law School and a B.A. in Government from Cornell University.

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

We expect the market for DVD players to decline as new products are introduced into the market. To the extent that sales of DVD players decline, or alternative technologies in which we do not participate replace DVDs as a dominant medium for consumer video entertainment, our licensing revenue will be adversely affected.

Growth in our revenue over the past several years has been the result, in large part, of the rapid growth in sales of red-laser DVD players incorporating our technologies. For years 2009, 2008 and 2007, we derived approximately

70%, 66% and 70%, respectively, of our total net revenues from technology licensing to consumer hardware device manufacturers, a majority of which are derived from sales of red-laser DVD players incorporating our technologies. However, as the markets for DVD players mature, we expect sales of red-laser DVD players to decline. To the extent that sales of red-laser DVD players decline, our licensing revenue will be adversely affected. In addition, if new technologies are developed for use with DVDs or new technologies are developed that substantially compete with or replace red-laser DVDs as a dominant medium for consumer video entertainment such as the Blu-ray Disc, and if we are unable to develop and successfully market technologies that are incorporated into or compatible with such new technologies, our ability to generate revenues will be adversely affected.

If we are unable to penetrate existing consumer electronics markets or adapt or develop technologies and products for new markets, our business prospects could be limited.

We expect that our future success will depend, in part, upon our ability to successfully penetrate existing markets for digital media technologies, including:

•	DVD players and recorders;

•	MP3 devices;

•	Blu-ray players;

•	portable media players;

•	digital still cameras;

•	digital camcorders;

•	mobile handsets;

•	digital media software applications;

•	digital TVs;

•	home media centers;

•	set-top boxes;

•	multi-media storage devices; and

•	video game consoles.

To date, we have penetrated only some of these markets, including the markets for DVD players, Blu-ray players, portable media players, digital still cameras, digital TVs, mobile handsets, digital media software applications, set-top boxes, multi-media storage devices and video game consoles. Our success depends upon our ability to further penetrate these markets, some of which we have only penetrated to a limited extent, and to successfully penetrate those markets in which we currently have no presence. Demand for our technologies in any of these developing markets may not grow or develop, and a sufficiently broad base of consumers and professionals may not adopt or continue to use our technologies. In addition, our ability to generate revenue from these markets may be limited to the extent that service providers in these markets choose to provide competitive technologies and entertainment at little or no cost. Because of our limited experience in certain of these markets, we may not be able to adequately adapt our business and our technologies to the needs of consumers and licensees in these markets.

We face significant competition in various markets, and if we are unable to compete successfully, our ability to generate revenues from our business will suffer.

We face significant competition in the digital media markets in which we operate. We believe that our most significant competitive threat comes from companies that have the collective financial, technical and other resources to develop the technologies, services, products and partnerships necessary to create a digital media ecosystem that can compete with the DivX ecosystem. Those potential competitors currently include Adobe Systems, Apple Computer, Google, Microsoft, and Yahoo!.

We also compete with companies that offer products or services that compete with specific aspects of our digital media ecosystem. For example, our digital rights management technology competes with technologies from companies such as Apple Computer, ContentGuard, Intertrust Technologies, Microsoft, Nagra Audio, NDS Group and 4C Entity, as well as the internal development efforts of certain of our licensees. Similarly, content distribution providers, such as Amazon.com, Apple Computer, Google, Joost, MovieLink, a subsidiary of Blockbuster Inc., MySpace.com, a subsidiary of News Corporation, Netflix, Yahoo!, YouTube, a subsidiary of Google, Hulu, LLC and subscription entertainment services and cable and satellite providers compete with our content distribution services. In addition, we compete with companies such as Yahoo!, VUDU, Inc., Boxee, Inc. and Rovi Corporation and with internally developed proprietary solutions developed by hardware device manufacturers and integrated circuit manufacturers in our development and marketing of technologies to enable the next generation of Internet-enabled consumer electronics devices.

Our proprietary technologies also compete with other video compression technologies, including other implementations of MPEG-4 or implementations of H.264/AVC. In addition, a number of companies such as Adobe Systems, Apple Computer, Ateme, Google, Microsoft, and RealNetworks offer video formats that compete with our proprietary video format.

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

We are dependent on the sale by our licensees of consumer hardware and software products that incorporate our technologies. Our top 10 licensees by revenue accounted for approximately 58% of our total net revenues during the year 2009, and a reduction in revenues from those licensees or a loss of one or more of our key licensees would adversely affect our licensing revenue.

We derive most of our revenue from the licensing of our technologies to consumer hardware device manufacturers, software vendors and consumers. We derived 92%, 80% and 78% of our total net revenues from licensing our technology during years 2009, 2008 and 2007, respectively. One or a small number of our licensees generally represents a significant percentage of our technology licensing revenues. For example, in 2009,

Samsung and Sony accounted for approximately 13% and 12% of our total net revenues, respectively, and our top 10 licensees by revenue accounted for approximately 58% of our total net revenues. Our technology licensing revenues are particularly dependent upon our relationships with consumer hardware device manufacturers. We cannot control consumer hardware device manufacturers’ and software developers’ product development or commercialization efforts or predict their success. Our license agreements typically require manufacturers of consumer hardware devices and software vendors to pay us a specified royalty for every shipped consumer hardware or software product that incorporates our technologies, but many of these agreements do not require these manufacturers to guarantee us a minimum royalty in any given period. Accordingly, if our licensees sell fewer products incorporating our technologies, or otherwise face significant economic difficulties, our licensing revenues will be adversely affected. Additionally, certain of our license agreements provide for specific royalties based on our estimations of the volumes of certain units consumer hardware device manufacturers are likely to ship during a given term; if our estimates are too low, the actual per-unit revenues received may be lower than expected. Also, certain of our OEM partners have sought to enter into a site license with us, pursuant to which the OEM partner pays a flat royalty fee for use of certain of our technology. If we underestimate the use of our technology by one of our site license partners, the flat royalty rate that we charge may be too low and our revenues may be adversely affected. Our license agreements are generally for two years or less in duration, and a significant number of these agreements expire in any given quarter. Upon expiration of their license agreements, manufacturers and software developers may not renew their agreements or may elect not to enter into new agreements with us on terms as favorable as our current agreements.

Revenues under our promotion and distribution agreement with Google, entered into in March 2009, represented approximately 8% of our total net revenues in 2009. A termination of our promotion and distribution agreement with Google or our failure to renew or replace this agreement would significantly decrease our revenues.

In March 2009, we entered into a promotion and distribution agreement with Google pursuant to which we distribute Google products, including among others the Google Chrome web browser, with our software products, and Google pays us fees based on successful activations of these products. Since March 2009, we have relied on this relationship with Google for a significant portion of our revenue. Revenue derived from the agreement represented approximately 8% of our total net revenues in 2009. If Google’s products do not prove to be as popular among consumers as we anticipate, if our products decline in popularity among consumers, or if Google’s products reach market saturation, we may experience a decrease in revenue under our agreement with Google. In addition, our ability to continue to generate revenues under the agreement is limited by a cap on the total amounts payable by Google under the agreement, after which Google is relieved of further obligations to pay us for successful activations or otherwise. If we meet this cap, our revenues in subsequent periods may decrease. This agreement expires upon the earlier of February 28, 2011 or the date upon which we reach the cap on the total amounts payable by Google to us under the agreement, and Google is under no obligation to renew this agreement. If, upon the expiration of our agreement with Google, we fail to enter into a new agreement with Google or a similar partner on substantially the same or more favorable terms, our future revenues will significantly decrease.

The success of our business depends in part on the availability of premium video content in the DivX format.

To date, only five Hollywood motion picture studios have agreed to make certain video content available in the DivX media format. If we, and/or our consumer electronics partners or retail partners, fail to implement certain technological safeguards mandated under those deals, such format approval agreements may be suspended or terminated, either of which could negatively impact our business. The implementation of these changes could potentially be viewed negatively by consumers and as a result our business could suffer. Additionally, the distribution of such DivX-formatted video content is dependent on third party retailers’ willingness to enter into distribution deals with one or more of our studio partners and DivX and ultimately upon the willingness of consumers to purchase such content from such third party retailers. Finally, our business success depends upon our ability to reach agreement with other major motion picture studios to make their content available in the

DivX media format. In the event that we fail to reach agreement with such studios, the DivX format may become less compelling to consumers and to retailers and potentially to consumer electronics licensees of DivX.

The success of our business depends on the interoperability of our technologies with consumer hardware devices.

To be successful we design our digital media platform to interoperate effectively with a variety of consumer hardware devices, including personal computers, DVD players and recorders, Blu-ray players, digital still cameras, digital camcorders, portable media players, digital TVs, home media centers, set-top boxes, video game consoles, MP3 devices, multi-media storage devices and mobile handsets. We depend on significant cooperation with manufacturers of these devices and the components integrated into these devices, as well as software providers that create the operating systems for such devices, to incorporate our technologies into their product offerings and ensure consistent playback of DivX-encoded files. Currently, a limited number of devices are designed to support our technologies. If we are unsuccessful in causing component manufacturers, device manufacturers and software providers to integrate our technologies into their product offerings, our technologies may become less accessible to consumers, which would adversely affect our revenue potential.

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

Our licensing revenue from consumer hardware device manufacturers depends in large part upon the availability of integrated circuits that incorporate our technologies. Integrated circuit manufacturers incorporate our technologies into their products, which are then incorporated into consumer hardware devices. We do not manufacture integrated circuits, but rather depend on integrated circuit manufacturers to develop, produce and sell these products to licensed consumer hardware device manufacturers. We do not control the integrated circuit manufacturers’ decision whether or not to incorporate our technologies into their products, and we do not control their product development or commercialization efforts. If we fail to develop new technologies that adequately or competitively address the needs of consumer electronics manufacturers and the needs of the changing marketplace, integrated circuit manufacturers may not be willing to implement our technologies into their products. The process utilized by integrated circuit manufacturers to design, develop, produce and sell their products is generally 12 to 18 months in duration. As a result, if an integrated circuit manufacturer is unwilling or unable to implement our technologies into an integrated circuit that it is producing, we may experience significant delays in generating revenue while we wait for that manufacturer to begin development of a new integrated circuit that may incorporate our technologies. In addition, while the design cycles utilized by integrated circuit manufacturers are typically long, the life cycles of our technologies tend to be short as a result of the rapidly changing technology environment in which we operate. If integrated circuit manufacturers are unable or unwilling to implement technologies we develop into their products, or if they sell fewer products incorporating our technologies, our revenues will be adversely affected. In addition, if integrated circuit manufacturers incorporate our technology in new ways that make reporting or tracking more difficult, it could adversely affect our ability to collect revenues.

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

We have offices in ten foreign countries as well as sales staff in others, and we are dedicating a significant portion of our sales efforts in countries outside North America. We are dependent on international sales for a substantial amount of our total revenues. For the years 2009, 2008 and 2007, our net revenue outside North America comprised 81%, 74% and 77%, respectively, of our total net revenues. We expect that international sales will continue to represent a substantial portion of our revenues for the foreseeable future. These future international revenues will depend to a large extent on the continued use and expansion of our technologies in entertainment industries worldwide. Increased worldwide use of our technologies is also an important factor in our future growth. We are investing resources into expanding the reach of our technologies into the markets of foreign countries where our technologies have not yet been widely adopted. We may not be successful in our efforts to penetrate new international markets for our products.

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

We currently have direct license relationships with many consumer hardware device manufacturers located in China. In addition, a number of the OEMs that license our technologies utilize captive or third-party manufacturing facilities located in China. We expect this to continue in the future as consumer hardware device manufacturing in China continues to increase due to its lower manufacturing cost structure as compared to other industrialized countries. As a result, we face many risks in China, in large part due to China’s historically limited recognition and enforcement of contractual and intellectual property rights. In particular, we have experienced, and expect to continue to experience, problems with China-based consumer hardware device manufacturers underreporting or failing to report shipments of their products that incorporate our technologies, or incorporating our technologies or trademarks into their products without our authorization or without paying us licensing fees. We may also experience difficulty enforcing our intellectual property rights in China, where intellectual property rights are not as respected as they are in the United States, Japan and Europe. Unauthorized use of our technologies and intellectual property rights may dilute or undermine the strength of our brand. Further, if we are not able to adequately monitor the use of our technologies by China-based consumer hardware device manufacturers, or enforce our intellectual property rights in China, our revenue potential could be adversely affected.

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

We believe that the success we have had licensing our digital video technologies to consumer hardware device manufacturers and software vendors is due, in part, to the strength of our brand and the reputation that our technologies have for providing a high-quality video solution. However, as applications that incorporate digital video technologies become increasingly prevalent, we expect more competitors to enter this field with other solutions. Furthermore, to the extent that competitors’ solutions are perceived, accurately or not, to provide the same or greater advantages as our technologies, at a lower or comparable price, there is a risk that video encoding and decoding technologies such as ours will be treated as commodities, exposing us to significant pricing pressure.

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

Our business depends in part upon our ability to provide effective digital rights management technology.

Our business depends in part upon our ability to provide effective digital rights management technology that controls access to digital content that addresses, among other things, content providers’ concerns over piracy. We cannot be certain that we can continue to develop, license or acquire such technology, or that content licensors, consumer hardware device manufacturers or consumers will accept such technology. In addition, consumers may be unwilling to accept the use of digital rights management technology that limits their use of content, especially with large amounts of free content readily available. We may need to license digital rights management technology from third parties to support our technologies and products. Such technology may not be available to us on reasonable terms, or at all. If digital rights management technology is not effective, is perceived as not effective or is compromised by third parties, or if laws are enacted that require digital rights management technology to allow consumers to convert content stored in a protected format into an unprotected format, content providers may not be willing to encode their content using our products and consumer hardware device manufacturers may not be willing to include our technologies in their products.

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

As of December 31, 2009 we had 343 full-time and part-time employees. We may need to expand or contract our managerial, operational, financial and other resources to manage our business, including our relationships with key customers and licensees. Our current facilities and systems may not be the correct size to support this future growth or contraction. We may require additional office space to accommodate our growth. Additional office space may not be available on commercially reasonable terms and may result in a disruption of our corporate culture. Our need to effectively manage our operations, growth and various projects requires that we continue to improve our operational, financial and management controls, reporting systems and procedures and to attract and retain sufficient numbers of talented employees. We may be unable to successfully implement these tasks on a larger scale, which could prevent us from executing our business strategy.

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

Our performance is largely dependent on the talents and efforts of highly skilled individuals. These individuals have acquired specialized knowledge and skills with respect to us and our operations. Except to the extent otherwise required by the laws of foreign jurisdictions in which we have employees, our employment relationship with each of these individuals is on an at-will basis and can be terminated at any time. If any of these individuals or a group of individuals were to terminate their employment unexpectedly, we could face substantial difficulty in hiring qualified successors and could experience a loss in productivity while any such successor obtains the necessary training and experience.

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

In August 2009, we acquired substantially all of the assets of AnySource Media, LLC, or AnySource, a company that develops software and service platforms for Internet-enabled consumer electronics devices. We expect to continue to evaluate possible additional acquisitions of technologies and businesses on an ongoing basis. Our recent acquisitions, as well as acquisitions in which we may engage in the future, entail numerous operational and financial risks including certain of the following risks:

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

We may not realize the benefits we expect from the transaction with AnySource.

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

As of December 31, 2009, we held approximately $18.4 million par value of auction rate securities ($18.0 million estimated fair value, including related put option). During the years 2009 and 2008, approximately $500,000 and $1.3 million, respectively, worth of the Company’s auction rate securities were redeemed. In January 2010, $2.5 million of the Company’s auction rate securities were redeemed. All other auction rate security instruments in our portfolio have failed at auctions since February 2008, and we may not be able to sell these securities in a timely manner to meet a liquidity need. In the event that we are unable to sell the underlying securities at or above our carrying value, or at all, these securities may not provide us a liquid source of cash in the future.

Risks related to our intellectual property

We and our licensees are, and may in the future be, subject to intellectual property rights claims, which are costly to defend, could require us to pay damages and could limit our ability to use certain technologies or content in the future.

Companies in the technology and entertainment industries own large numbers of patents, copyrights, trademarks and trade secrets and they frequently make claims and commence litigation based on allegations of infringement or other violations of intellectual property rights, including those relating to digital media standards such as MPEG-4, H.264, MP3 and AAC or relating to video or music content. We have faced such claims in the past, we currently face such claims, and we expect to face similar claims in the future. For instance, we have been contacted by third parties such as AT&T and LG (one of our most significant customers in consumer hardware technology licensing) regarding the licensing of certain patents characterized by such parties as being essential to the MPEG-4 visual standard or other standards. Regardless of the merits of such claims any disputes with third parties over intellectual property rights could materially and adversely impact our business, including by resulting in the loss of management time and attention to our core business, or reducing the willingness of licensees to incorporate our technologies into their products. We have also received notices that various third parties have, on occasion, contacted certain of our licensees alleging that products incorporating our technology require a license under certain patents which they purport to own or have rights in. Our licensees have faced claims such as these in the past, currently face such claims, and may face similar claims in the future. Regardless of the merits of these allegations, this type of contact could materially impact our business by reducing our ability to generate revenue and drive adoption of our technologies and it could also materially impact our relationships with our licensees and their desires to implement DivX technologies. In the event we determine that we need to obtain a license from any third party, we cannot guarantee that we would be able to obtain such license on commercially reasonable terms, if at all. We may be required to develop non-infringing alternative technologies, which could be very time consuming and expensive, and there is no guarantee that we would be successful in developing such technologies. We have also been asked by content owners to stop the display or hosting of copyrighted materials by our users or ourselves through our service offerings, including notices provided to us pursuant to the Digital Millennium Copyright Act. For example, we were previously engaged in litigation with UMG, which had requested that we remove materials from Stage6, our online video community service which we shut down on February 29, 2008, and which asserted claims of copyright infringement against us. We settled our litigation with UMG in November 2009. Moreover, content providers may claim that we are contributorily or vicariously liable for third parties’ use of our technology or service offerings to infringe the content providers’ copyrights. Users of our services are subject to terms of use that prohibit the posting of content that violates third party intellectual property rights. We have and will promptly respond to legitimate takedown notices or complaints, including but not limited to those submitted pursuant to the Digital Millennium Copyright Act, notifying us that we are providing unauthorized access to copyrighted content by removing such content and/or any links to such content from our websites. Nevertheless, we cannot guarantee that our prompt removal of content, including removal pursuant to the provisions of the Digital Millennium Copyright Act, will prevent disputes with content providers, that infringing content will not exist on our services, or that we will be able to resolve any disputes that may arise with content providers or users regarding such infringing content. Any intellectual property claims, with or without merit, could be time-consuming, expensive to litigate or settle and could divert management resources and attention. An adverse determination could require that we pay damages, block access to certain content, or stop using technologies found to be in violation of a third party’s rights, and could prevent us from offering our technologies, products or certain content to others. To avoid these restrictions, we may be required to seek a license for the technology or content from additional third parties. Such licenses may not be available on reasonable terms, could require us to pay significant royalties and may significantly increase our cost of revenues. The technologies or content also may not be available for license to us at all. As a result, we may be required to develop alternative non-infringing technologies, or license alternative content, which could require significant effort and expense. If we cannot license or develop technologies or content for any infringing aspects of our business, we may be forced to limit our technology or content offerings and may be unable to compete effectively with entities that offer such technology or content. In addition, from time to time we engage in disputes regarding the licensing of our intellectual property rights, including matters related to our royalty rates and other terms of our licensing arrangements. These types of disputes can be asserted by our licensees or prospective licensees or by other third parties as part of negotiations with us or in private actions seeking monetary damages or injunctive relief. Any disputes with our licensees or potential licensees or other third parties could harm our reputation and expose us to additional costs and other liabilities.

We may be unable to adequately protect the proprietary rights in our technologies and products.

We have six issued patents in the United States and two issued patents in foreign jurisdictions, along with exclusive rights to one additional United States patent. Our ability to obtain patent protection for certain of our technologies and products may be limited as a result of the incorporation of aspects of MPEG-4, MP3, and other standards-based technologies into our technologies and products. We license patents relating to MPEG-4, MP3, and other standards-based technologies from third party licensors. The licensors from whom we have acquired the right to incorporate MPEG-4 and MP3 technologies into our products are not the exclusive owners of the patents relating to such technologies. As a result, our licensors must coordinate enforcement efforts with the owners of such patents to protect or defend against infringements of patents relating to such technology, which can be expensive, time consuming and difficult. Any significant impairment of the intellectual property rights relating to the MPEG-4 or MP3 technologies we license for use in our technologies and products could reduce the value of such technologies, which could impair our ability to compete.

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

We may be forced to litigate to defend our intellectual property rights or to defend against claims by third parties against us or our customers relating to intellectual property rights.

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

If we are not able to maintain our domain names it may negatively impact our brand and our reputation.

We hold the domain name DivX.com as well as other domain names that support our brand and our business. If we are not able to maintain our domain names, consumers may have difficulty accessing our products and services on the Internet. If we are not able to maintain our domain names, other parties who control those Internet sites may engage in activities that damage our brand and our reputation. In addition to maintaining our current domain names, we may not be able to obtain additional domain names to support our brand and our business.

Risks related to the securities markets and investment in our common stock

Market volatility may affect our stock price and the value of your investment.

The current turbulence in the U.S. and global financial markets has caused a decline in stock values across all industries. The market price for our common stock has been and is likely to continue to be volatile. In addition, the market price of our common stock may fluctuate significantly in response to a number of factors, most of which we cannot control, including:

•	announcements of new products, services or technologies, commercial relationships or other events by us or our competitors;

•	regulatory developments in the United States and foreign countries;

•	fluctuations in stock market prices and trading volumes of similar companies;

•	variations in our quarterly operating results;

•	changes in securities analysts’ estimates of our financial performance;

•	changes in accounting principles;

•	sales of large blocks of our common stock, including sales by our executive officers, directors and significant stockholders;

•	additions or departures of key personnel; and

•	discussion of us or our stock price by the financial press and in online investor chat rooms or blogs.

Shares of our common stock are relatively illiquid.

The current turbulence in the U.S. and global financial markets could adversely affect our stock price and our ability to raise additional capital through the sale of equity or debt securities. As of March 1, 2010, we had 32,822,820 shares of common stock outstanding. As a result of our relatively small public float, our common stock may be less liquid than the stock of companies with broader public ownership. In 2008, we undertook a share repurchase program, which was completed as of June 30, 2008. Prior repurchases, as well as any future repurchases of our common stock, reduce our public float and may cause our common stock to become less liquid. A reduction in the liquidity of our common stock, as a result of the recent share repurchase or otherwise, could have a greater impact on the trading price for our shares than would be the case if our public float were larger.

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

As of March 1, 2010, there were 32,880,820 shares of our common stock outstanding. Substantially all of these shares are eligible for sale in the public market, although as of March 1, 2010, 995,265 of these shares were held by directors, executive officers and other affiliates and will be subject to volume limitations under Rule 144. In addition, as of March 1, 2010, we had outstanding warrants to purchase up to 395,000 shares of common stock that, if exercised, will result in these additional shares becoming available for sale. A large portion of these shares and warrants are held by a small number of persons and investment funds. Sales by these stockholders or warrant holders of a substantial number of shares could significantly reduce the market price of our common stock. Moreover, the holders of 635,506 shares of common stock at March 1, 2010 have rights, subject to some conditions, to require us to file registration statements covering the shares they currently hold or to include these shares in registration statements that we may file for ourselves or other stockholders. Additionally, the current turbulence in the U.S. and global financial markets has caused a decline in stock values across all industries.

As of March 1, 2010, an aggregate of approximately 9,149,395 shares of our common stock were reserved for future issuance under our 2000 Stock Option Plan, or 2000 Plan, our 2006 Equity Incentive Plan, or 2006 Plan, and our 2006 Employee Stock Purchase Plan, or 2006 Purchase Plan and the share reserve under our 2006 Plan and our 2006 Purchase Plan are subject to automatic annual increases in accordance with the terms of the plans. These shares can be freely sold in the public market upon issuance. If a large number of these shares are sold in the public market, the sales could reduce the trading price of our common stock and impede our ability to raise future capital.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties

We lease approximately 47,000 square feet of space for our headquarters in San Diego, California under an agreement that expires in March 2014. We also lease offices in Malvern, Pennsylvania, Aachen, Germany, Tomsk, Russia, and in various other cities throughout the world.

Item 3. Legal Proceedings

On October 22, 2007, following the filing of our declaratory relief action which was subsequently dismissed, Universal Music Group, Inc., or UMG, filed a lawsuit against us in the Central District of California, alleging copyright infringement and seeking monetary damages related to our operation of the Stage6 online video community service, which was shut down on February 29, 2008. On November 11, 2009, we entered into a Settlement Agreement with UMG, or the UMG Settlement, pursuant to which UMG and we agreed to dismiss with prejudice all of the pending claims in the UMG litigation. Under the UMG Settlement, upon the occurrence of certain triggers, we may be obligated to pay to UMG either $6 million or $15 million. As of the date of this filing, no amounts are due from us to UMG under the UMG Settlement.

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

Item 4. Reserved.

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed on the Nasdaq Global Select Market under the symbol “DIVX”. As of March 1, 2010, there were approximately 104 shareholders of record. We believe that the number of beneficial owners is substantially greater than the number of record holders because a large portion of our common stock is held of record through brokerage firms in “street name.”

We have not paid any cash dividends on our common stock and do not anticipate paying any cash dividends in the foreseeable future. The high and low sales prices of our common stock for the periods presented were as follows:

	High	Low
2009:
Fourth Quarter	$5.77	$4.76
Third Quarter	6.58	4.98
Second Quarter	6.19	4.55
First Quarter	5.92	4.09

2008:
Fourth Quarter	$7.36	$3.87
Third Quarter	9.26	6.20
Second Quarter	10.49	6.43
First Quarter	15.44	6.12

The above price quotations reflect inter-dealer prices, without retail markup, markdown or commission and may not necessarily represent actual transactions.

Purchases of Equity Securities by the Company

Pursuant to the terms of our 2000 Plan, options may typically be exercised prior to vesting. We have the right to repurchase unvested shares from our employees and consultants upon their termination, and it is generally our policy to do so. During the three month period ended December 31, 2009, we made no purchases of our common stock.

Stock Performance Graph

The following stock performance graph and related information shall not be deemed “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act or Exchange Act, except to the extent that we specifically incorporate it by reference into such filing.

The following stock performance graph compares total stockholder returns for DivX, Inc. from the date of our initial public offering through December 31, 2009 against the newly selected NASDAQ Composite Index and the NASDAQ-100 Technology Sector Index, as well as the indices we used in last year’s performance graph which included the Russell 2000 Index and a peer group comprising DTS, Inc., Dolby Laboratories, Inc., RealNetworks, Inc., Adobe Systems Incorporated, and Google Inc., assuming a $100 investment made on September 22, 2006. Going forward, our stock performance graph will compare DivX’s stock performance to the cumulative total return of the broader market index on which DivX’s stock trades and the published sector index which we feel provides a more relevant analysis of our stock performance versus the peer group comparison.

Each of the comparative measures of cumulative total return assumes reinvestment of dividends. The stock performance shown on the graph below is not necessarily indicative of future price performance.

*	$100 invested on 9/22/06 in stock or 8/31/06 in index, including reinvestment of dividends.

Year ending December 31, 2009.

Sale of Unregistered Securities

In 2009, we did not sell any securities that were not registered under the Securities Act of 1933, as amended.

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

As of December 31, 2009, the remaining $62.8 million of proceeds from our initial public offering are invested in auction rate securities, commercial paper, certificates of deposit, corporate bonds, government agency notes, and money market funds.

Item 6. Selected Financial Data

The following selected financial data has been derived from our audited consolidated financial statements and the accompanying notes. This information should be read in conjunction with Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and with our consolidated financial statements and the accompanying notes set forth at the pages indicated in Item 15(a)(1) of this Report.

	Year
	2009	2008	2007	2006	2005
	(in thousands, except per share amounts)
Income Statement Data:
Net revenues	$70,606	$93,905	$84,862	$59,325	$33,047
Gross profit	60,894	89,309	80,383	55,337	29,391
Income from operations	477	12,646	357	14,013	3,134
Income before income taxes	2,424	16,612	8,234	17,002	3,357
Net income	131	10,008	9,208	16,440	2,295
Net income per share(1):
Basic	$0.00	$0.30	$0.27	$0.70	$—
Diluted	$0.00	$0.30	$0.26	$0.61	$—
Balance Sheet Data:
Cash, cash equivalents and investments	$143,709	$135,307	$141,035	$148,641	$25,035
Working capital	133,954	115,762	138,410	147,019	22,348
Total assets	207,598	193,401	200,888	164,386	33,164
Long-term debt, inclusive of current portion	—	—	153	502	1,265
Stockholders’ equity	185,175	174,100	175,440	150,911	6,185

(1)	See Note 1 of Notes to Consolidated Financial Statements for an explanation of shares used in computing net income per share.

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

Overview

We were incorporated in Delaware in May 2000 with the purpose of making media better through the use of technology. We believe that media is undergoing a profound transformation that will change how individuals and entities obtain information, communicate and express ideas. We believe that there are opportunities within this transformation—opportunities to generate tremendous value by meeting the needs of users of new media and, more importantly, opportunities to influence the evolution and development of media. Our successes to date have been the result of creating value with and for a broad community of constituents including software vendors, consumer hardware device manufacturers, content creators and consumers. Like the evolving markets in which we operate, DivX is open and dynamic.

Our goal is to create products and provide services that improve the way consumers experience media. The first step toward this goal was to build and release a high-quality video compression-decompression software library, or codec, to enable distribution of content across the Internet and through recordable media. As a result, we created the DivX codec. Since the creation of the first DivX codec, DivX codecs have been actively sought out and downloaded by consumers hundreds of millions of times. These downloads include those for which we receive revenue as well as free downloads, such as limited-time trial versions, and downloads provided as upgrades or support to existing end users of our products. After the significant grass-roots adoption of our codecs, the next step toward our goal was to license similar technology to consumer hardware device manufacturers and to certify their products to ensure the interoperable support of DivX-encoded content. We are entitled to receive a royalty and/or license fee for DivX Certified devices shipped by our customers. In addition to licensing revenue from such licensees, we also generate revenue from software licensing, advertising and content distribution.

One aspect of our long term vision is to allow content creators to have the ability to capture their content in the DivX format using any device or software of their choosing and to allow consumers of such content to playback and interact with the content on any device or platform. We bring together consumers of DivX content with content creators both large and small through the development and licensing of media distribution platforms and services.

In January 2009, we released the latest version of our codec, DivX Plus. DivX Plus technology offers consumers and consumer electronics manufacturers an enhanced version of our codecs for certain implementations, including for high definition and mobile content.

In recent years we completed two strategic transactions to complement our organic growth. In November 2007, we acquired MainConcept GmbH, or MainConcept, a leading provider of an H.264 codec solution and a wide range of other high-quality video codecs and technologies for the broadcast, film, consumer electronics and computer software markets. MainConcept solutions are optimized for various platforms including PCs, set-top boxes, portable media players and mobile phones.

In August 2009 we acquired substantially all of the assets of AnySource Media, LLC, or AnySource, a technology company developing software and service platforms for Internet-enabled consumer electronics devices. We believe the AnySource transaction will help us meet our goal of expanding our business model to encompass licensing and other revenue opportunities relating to Internet-enabled consumer electronics devices.

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

Our technology licensing revenues from consumer hardware device manufacturers comprise the majority of our total net revenues and are derived primarily from royalties and/or license fees received from original equipment manufacturers, although related revenues are derived from other members of the consumer hardware device supply chain. We license our technologies to original equipment manufacturers, allowing them to build support of DivX technologies into their consumer hardware devices. Our original equipment manufacturer licensees pay us a fee based on the quantity of DivX Certified devices they sell. Our license agreements with original equipment manufacturers typically range from one to two years, and may include the payment of initial fees, volume-based royalties and minimum guaranteed volume levels. Because royalties are generated by the shipment volumes of our consumer hardware device customers, and because sales by consumer hardware device manufacturers are highly seasonal, we typically expect revenues relating to consumer hardware devices to be highly seasonal, with our second quarter revenues in any given calendar year being generally lower than any other quarter in that calendar year.

To ensure high-quality support of the DivX media format in finished consumer electronic products, we also license our technologies to those companies who create the major components in those products. These companies include integrated circuit manufacturers who supply integrated circuits, and original design manufacturers who create reference designs, for DVD players, Blu-ray players, digital televisions, mobile phones, and the other consumer hardware devices distributed by our licensee original equipment manufacturers.

We license our technologies to independent software vendors that incorporate our technologies into software applications for computers and other consumer hardware devices. An independent software vendor typically pays us an initial license fee, in addition to per-unit royalties based on the number of products sold that include our technology. Since our acquisition of MainConcept in November 2007, we also have generated revenues associated with MainConcept’s licensing agreements in areas complementary to our pre-existing revenue streams, including through MainConcept’s focus on the professional video sector. We also license our technologies directly to consumers through several software bundles. We make certain software bundles available free of charge from our website. These bundles incorporate a version of our codec technology and allow consumers to play and create content in the DivX format. We also make available from our website an enhanced version of our free software bundles, including additional features that increase the quality and control of DivX media playback and creation. These enhanced versions are available free of charge for a limited trial period, which is generally 15 days. At the end of the trial period, our users are invited to purchase a license to one or more components of the enhanced bundle by making a one time payment to us. If they choose not to do so, they still enjoy playback and creation functionality equivalent to our free software bundle. We believe that downloads of this software benefit our business both directly and indirectly. Our business benefits directly from increased revenues when the user downloads a for-pay version. Our business benefits indirectly when free or trial versions are downloaded, as we believe such downloads increase our installed base and therefore the demand for consumer hardware devices that contain our technologies.

We derive revenue from advertisements or third party software applications that we embed in or include with the software packages we offer to consumers. In March 2009, we entered into a promotion and distribution agreement with Google. Pursuant to this agreement, we distribute Google products, including among other things the Google Chrome web browser, with our software products and Google pays us fees based on successful activations of these products. Pursuant to the terms of the agreement with Google, the agreement expires on February 28, 2011, or upon the achievement of a maximum distribution commitment.

We derive revenue by acting as an application service provider for third party owners of digital video content. We provide content storage and distribution services to certain of these third parties in exchange for a percentage of the revenue they receive from sales of digital content to consumers. We also derive revenues by encoding third-party content into the DivX format to allow such content to be delivered more efficiently via the Internet. We record revenue related to content distribution arrangements with consumer hardware OEMs who pay us a fee for each copy of DivX-encoded content that is encoded on physical media and bundled with their consumer hardware products.

A small number of customers account for a significant percentage of our revenues. In 2009, Samsung Corporation, Ltd. and Sony Corporation accounted for 13% and 12%, respectively, of our total net revenues. In 2008, Yahoo! and LG accounted for 19% and 11%, respectively, of our total net revenues. In 2007, Google and LG accounted for 19% and 10%, respectively, of our total net revenues.

We are a global company with a broad, geographically diverse market presence. We have offices in ten foreign countries as well as sales staff in several others, and our hardware and software products are distributed in over 150 countries and territories. We have historically generated a substantial amount of our revenues from international sales, which have grown to represent an increasingly large percentage of our overall revenues. A large portion of our total revenues come from licensing our technologies to consumer hardware device manufacturers, most of whom are located outside of North America. For the years ended December 31, 2009, 2008 and 2007, our revenues outside North America comprised 81%, 74% and 77%, respectively, of our total net revenues.

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

Selling, general and administrative

The majority of selling, general and administrative expenses consists of employee compensation costs. Selling, general and administrative expense also includes marketing expenses, which include format approval fee amortization expenses, business travel costs, trade show costs, outside consulting fees and allocable overhead. Our headcount for selling, general, and administrative related personnel, including full-time and part-time employees decreased slightly to 152 as of December 31, 2009 from 158 as of December 31, 2008 due to attrition. If the need arises, we may hire additional employees or outside contractors for our selling, general and administrative staff as needed and may increase our selling, general and administrative budget to meet future needs.

Product development

The majority of product development expenses consist of employee compensation for personnel responsible for the development of new technologies and products. Our headcount for product development related personnel, including full-time and part-time employees increased by 37 from 154 as of December 31, 2008 to 191 as of December 31, 2009, including approximately 20 employees added as a result of our acquisition of AnySource Media on August 27, 2009. Product development expense also includes bandwidth expenses, depreciation of computer and related equipment, software license fees and allocable overhead. We expect our product development expenses to increase in 2010 as compared to 2009 as we continue to expand our product offerings, including the development of DivX TV, a software and service platform for Internet-enabled video devices. While we may hire additional employees to meet our business needs, if permanent employees are not available for hire, we may use outside contractors to fulfill our labor needs when and as required to accomplish our operating goals.

Impairment of acquired intangibles

In 2009, no impairment charges were recorded for acquired intangibles. During 2008, we recorded total impairment charges of $1.9 million, of which $1.3 million related to the patented technology license intangible asset acquired in connection with our acquisition of Veatros, L.L.C., a limited liability company, in July 2007. The remaining impairment charge of approximately $600,000 related to the MainConcept tradename, which was acquired as a part of our acquisition of MainConcept in November 2007. As more fully discussed in Note 11 in the accompanying notes to the consolidated financial statements, in management’s impairment analysis of the patented technology intangible asset and of the MainConcept tradename in 2008, we recorded impairment charges of $1.3 million and $600,000, respectively, in 2008 as management concluded that the assets were not fully recoverable. There were no intangible asset impairment charges incurred or recorded during 2009.

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

Litigation settlement gain

In 2009, we recorded a litigation settlement gain of $9.5 million related to our Yahoo! litigation settlement. In 2008, On November 11, 2008, Yahoo! informed us that it intended to discontinue making payments required under the license and distribution agreement we entered into with them in September 2007. As a result, in November 2008, we filed a lawsuit in California Superior Court in Santa Clara County seeking damages from Yahoo! and specific performance under the agreement. On August 18, 2009, we entered into a Settlement Agreement and Mutual Release with Yahoo! pursuant to which Yahoo! paid us $9.5 million in cash in August 2009, and we recorded the cash payment as litigation settlement gain in the consolidated statements of income.

Opportunities, challenges and risks

Our technology licensing revenues from consumer hardware device manufacturers have been primarily dependent upon our licensees’ sales of DVD players that incorporate our technologies. Revenue from technology licensing to consumer hardware device manufacturers decreased by 20% from 2008 to 2009, primarily due to the impact from the broader economic recession and its related negative impact on sales of consumer hardware devices that incorporate our technology. Revenue from technology licensing to consumer hardware device manufacturers increased by 3% from 2007 to 2008 and by 41% from 2006 to 2007. Because our technologies are embedded in DVD players, our licensing revenue is subject to fluctuations based on consumer demand for these products. We expect our revenue growth rates attributable to DVD player sales to decrease as the markets for DVD players mature. We actively promote the incorporation of our video compression technologies for use in other consumer products such as Blu-ray players, digital televisions, mobile phones, set-top boxes and portable media players. Although royalties from these emerging categories of products as a percentage of total net revenues increased from 6% in 2008 to 15% in 2009, there is no assurance we will receive royalties on sales of these products to the level that can compensate for the decrease in royalties on sales of DVD players in the future. If sales of DVD players that incorporate our technologies decreases faster than the increase in the sales of the emerging categories of products, or if our technologies are displaced from these devices by competing technologies, our revenue would be adversely affected.

Historically, the increases in our technology licensing revenues have been driven by increases in the volume of sales of products incorporating our technologies. However, this increase in revenues has been partially offset by declines in the per-unit royalty we derive, which has resulted from a combination of volume-based price discounts and overall pricing pressure on established technology royalties in the market. We believe that if our technology achieves market acceptance as a de facto standard, volumes of devices that incorporate our technologies will continue to increase unless and until our technology fully penetrates the market. To the extent such market acceptance and volume increases occur, we believe that average selling prices of our existing technologies will decline. We may not be able to successfully introduce newer technologies with higher average selling prices into the market to offset any such decline.

One or a small number of our licensees generally represents a significant percentage of our technology licensing revenues. For example, in 2009, Samsung Corporation, Ltd. and Sony Corporation accounted for 13% and 12%, respectively, of our total net revenues. In 2008 and 2007, LG Electronics, Inc. accounted for 11% and 10%, respectively, of our total net revenues. A reduction in these sales or a loss of one or more of our key licensees would adversely affect our licensing revenues.

As technologies consumer hardware devices with video compression capabilities evolve, we must continue to design and deliver innovative technologies that are sought by manufacturers and consumers alike. Part of our strategy is to have our digital media technologies adopted as de facto industry standards for use in consumer hardware devices. Generally, for a technology to become an industry standard, the royalty rates must not be prohibitively costly as compared to other potential alternatives. As a result, the royalty rates we charge for our technologies will likely be lower than the royalty rates received for technologies not adopted as industry standards, and our long-term ability to raise royalty rates for our technologies could be limited by this trend.

During 2007, a significant portion of our revenues was generated from our agreement with Google. In November of 2007, our agreement with Google expired. Revenues under the Google software distribution and promotion agreement represented approximately 19% of our total net revenues in the year 2007. In September 2007, we entered into a global agreement with Yahoo! to offer consumers who download DivX video software tools a co-branded version of the Yahoo! Toolbar and Internet Explorer 7 optimized for Yahoo!. Through mid-November 2008, Yahoo! paid us fees based on the number of certain distributions or installations of the Yahoo! software by consumers under this agreement. Revenues earned under the Yahoo! agreement accounted for 19% of our total net revenue in the year of 2008. In March 2009, we signed a multi-year agreement with Google Inc. to offer Google products to consumers who download DivX video software tools. The offering, starting with the Google Chrome Browser, launched in the first quarter of 2009 and replaced third party software previously distributed by DivX. In 2009, 8% of our total net revenues were generated from our agreement with Google, Inc. However, this deal may not generate the same amount of revenue as we received pursuant to our prior agreement with Yahoo! and Google may choose not to extend the current agreement when the agreement expires on February 28, 2011.

Acquisitions

In August 2009, we acquired substantially all the assets of AnySource Media, LLC, or AnySource, a technology company developing software and service platforms for Internet-enabled consumer electronics devices. The total consideration for the net assets acquired is up to $15.0 million, consisting of an initial cash payment of $7.5 million, which we made in August 2009, and additional consideration of up to $7.5 million upon the achievement of certain technical product development milestones and certain revenue and distribution milestones. The total acquisition date fair value of the consideration was estimated at $12.5 million, which includes the $7.5 million payment upon the consummation of the transaction and $5.0 million in estimated fair value of contingent consideration. In the fourth quarter of 2009, the first two technical milestones were achieved and $1.4 million additional consideration became due, $750,000 of which was paid as of December 31, 2009. As of December 31, 2009, we reassessed the fair value of the remaining contingent consideration at $4.6 million and recorded the increase in fair value of $400,000 in selling, general and administrative expenses in our consolidated statements of income.

In November 2007, we acquired all outstanding shares of capital stock of MainConcept GmbH, or MainConcept, for approximately $22.6 million. The total purchase price, including acquisition costs of $200,000, was $16.4 million in cash, 88,940 shares of our common stock, which were valued at approximately $1.6 million as of the date of the transaction, and outstanding loans extended to MainConcept by one of its shareholders that we also purchased for an aggregate of approximately $4.4 million. In addition, the purchase agreement provided for additional payments of up to approximately $5.6 million upon the achievement by MainConcept of certain technical product development goals and certain financial milestones in the years of 2007 and 2008. During 2008, the final $2.5 million in milestones achieved was recorded as additional purchase price and allocated to goodwill, which is deductible for U.S. tax purposes. The acquired goodwill is not being amortized for financial reporting purposes, but is assessed periodically for impairment.

In July 2007, we acquired all of the assets of Veatros, L.L.C., or Veatros, a limited liability company engaged in real-time digital video processing for the purposes of producing enhanced video search and discovery services. At the time of acquisition, the operations of Veatros had been wound down and no development projects were in-process. The total purchase price for the acquisition is up to $4.3 million comprised of an initial upfront cash payment of $2.0 million, which we made in July 2007, and subsequent cash payments up to $2.3 million upon the achievement of certain technology related milestones. We did not acquire any tangible assets or assume any liabilities as a result of the acquisition. We allocated cash payments of $4.3 million to the one identifiable intangible asset, a patented technology license. The asset is being amortized over the remaining life of the patented technology license, or approximately 8 years. In July 2007, subsequent to the asset purchase, our Board of Directors approved a plan to separate our Stage6 operations into a separate private entity, and during the three months ended March 31, 2008, Stage6 was shut down. As a significant portion of the benefit from the acquired patented technology license was originally ascribed to Stage6 future activities, we evaluated the intangible asset for impairment based on the projected benefits solely attributable to our core consumer electronics business. Based on our revised forecasts excluding the Stage6 future activities and discounting the cash flows attributable to our core consumer electronics business, we concluded that the carrying amount of the asset was not fully recoverable and an impairment charge of approximately $3.0 million was recorded in 2007 in the consolidated statements of income for the initial up front cash payment and for the technology milestone. During 2008, technology milestones equal to $1.3 million in the aggregate were achieved. As these technology milestones were attributable to Stage6, the milestones were not considered to be recoverable and as a result, we recorded an impairment charge of $1.3 million in the consolidated statements of income during 2008. All milestones had been achieved and the remaining milestone payment of $250,000 was paid during 2008. As of December 31, 2008, the Company has no remaining liability related to the acquisition of Veatros.

In May 2007, we made an equity investment in deviantART, Inc., or deviantART, a private corporation that aggregates and distributes art via its web community and facilitates an open forum where artists can exhibit their artwork and build community around that art in an effort to drive commerce. Our investment consisted of $3.5 million cash for which we received certain shares of deviantART’s Series A Preferred Stock. As further consideration for our investment, we entered into an advertising and marketing agreement with deviantART. We have allocated approximately $650,000 of the investment to the advertising and marketing agreement, based on its estimated fair value, and the remaining $2.9 million is being carried as an investment. The value allocated to the advertising and marketing agreement was amortized ratably over the period in which the services are being rendered: October 2007 through March 2009. As our ownership is less than 20% of deviantART and we have no influence over its performance, the investment has been accounted for using the cost basis, and is periodically reviewed for impairment. No such impairment has occurred to date. The investment was included in other assets on the consolidated balance sheets.

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

Revenue recognition

We recognize revenue for transactions to sell products and services and to license technology when all four revenue recognition criteria have been met: persuasive evidence of an arrangement exists, we have delivered the product or performed the service, our price to the customer is fixed or determinable and collectibility is reasonably assured. However, determining whether and when some of these criteria have been satisfied often involves assumptions and judgments that can have a significant impact on the timing and amount of revenue we report. For example, for multiple element arrangements we must make assumptions and judgments in order to allocate the total price among the various elements we must deliver, to determine whether undelivered services are essential to the functionality of the delivered products and services, to determine whether vendor-specific evidence of fair value exists for each undelivered element and to determine whether and when each element has been delivered. If we were to change any of these assumptions or judgments, it could cause a material increase or decrease in the amount of revenue that we report in a particular period. Amounts for fees collected or invoiced and due relating to arrangements where revenue cannot be recognized are reflected on our balance sheet as deferred revenue and recognized when the applicable revenue recognition criteria are satisfied.

Our licensing revenue is primarily derived from royalties and/or license fees paid to us by licensees of our intellectual property rights. Revenue in such transactions is recognized during the period in which such customers report to us the number of royalty-eligible units that they have shipped. Revenue from guaranteed minimum-royalty licenses is recognizable upon delivery of the technology license when no further obligations of the Company exist. Certain of our license agreements provide for royalties based on our estimations of the volumes of certain units consumer hardware device manufacturers are estimated to ship during a given term for which we recognize revenue over the term of the contractual agreement. In certain guaranteed minimum-royalty licenses and license agreements based on volume estimates, we enter into extended payment programs with customers. Revenue related to such extended payment programs is recognized at the earlier of when cash is received or when periodic payments become due to us. If we receive non-refundable advance payments from licensees that are allocable to future contract periods or could be creditable against other obligations of the licensee to us, the recognition of the related revenue is deferred until such future period or creditable obligation lapses. Royalties and other license fees are recorded net of reserves for estimated losses, and are recognized when all revenue recognition criteria have been met. We make judgments as to whether collectibility can be reasonably assured based on the licensee’s recent payment history unless significant and persuasive evidence exists that the customer is creditworthy. In the absence of a favorable collection history or significant and persuasive evidence that the customer is creditworthy, we recognize revenue upon receipt of cash, provided that all other revenue recognition criteria have been met.

We have entered into a contractual relationship to license technology to a customer and we also obtained format approval for which we provided consideration to a related customer. In situations where we do not receive an identifiable benefit that is sufficiently separable from our customers purchase of our products or where we cannot reasonably estimate the fair value of the products or services we are purchasing, we record the consideration provided to our customers as an offset to revenues.

We have contracts with original equipment manufacturers, integrated circuit manufacturers, original design manufacturers, independent software vendors, advertisers and content providers. Our revenue recognition policies for each of these arrangements are summarized below.

Technology licensing to original equipment manufacturers. We license our technologies to original equipment manufacturers of consumer hardware devices, and in return each original equipment manufacturer typically pays us a royalty for each royalty-eligible unit the customer ships. Royalty revenue is recognized in the period in which we receive competent evidential matter that revenue has been earned in the form of a shipment report from the customer. If we receive pre-certification license fees from a customer, recognition of this revenue is deferred in its entirety at least until we certify the original equipment manufacturer’s product in accordance with our certification guidelines. If we receive nonrefundable minimum commitments from a customer that are also not allocable to a future contract period, we will recognize the full amount upon billing if collectibility is assured based on recent payment history, but only if we have no further obligation to provide post-contract support. If we have future support obligations pertaining to minimum commitment agreements, we recognize licensing fees ratably over the length of the agreement because vendor-specific objective evidence does not exist for the unlimited upgrades and support included in the contract.

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

Technology licensing to original design manufacturers. We license our technology to original design manufacturer customers and partners who manufacture devices such as DVD players, Blu-ray players, digital televisions, mobile phones, and other consumer hardware devices. Recognition of the related licensing fees is deferred in total until we certify the original design manufacturer’s product in accordance with our certification guidelines, after which we have no further performance obligation.

Technology licensing for software to independent software vendors. We license our technologies for resale to independent software vendors and in return the software vendor pays us a royalty for each unit shipped that incorporates our technologies. Revenue is recognized in the period in which we receive competent evidential matter that revenue has been earned in the form of a shipment report from the software vendor. In addition, in some cases we receive an initial license fee for our software and agree to provide post-contract upgrades and support. In these cases, we recognize the license fees ratably over the length of the contract, as vendor-specific objective evidence typically does not exist for the upgrades and support period implied by the contract. Additionally, we receive maintenance fees under certain contracts for upgrades and support after the initial contract periods. We recognize such maintenance fees ratably over the period of the applicable maintenance period.

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

Content distribution services. We make available our online video delivery system to content providers in return for a revenue share of the download-for-rental or sales revenue generated from certain of the content provider’s customer using our delivery system. The content partner delivers a video-on-demand movie through its website using our Open Video System. The end consumer renting or purchasing such content must pay by credit card before being allowed to download the content. We earn a certain percentage of each transaction based on a pre-negotiated revenue share with certain of our content-provider customer. Revenue from such revenue share arrangements is recognized monthly based on sales reports, net of any returns or charge backs. In addition, we also receive up-front license fees from certain content partners and we recognize revenue of such license fees over the contract partner’s expected contract period.

Encoding services. We encode the content of certain customers into the DivX format and charge these customers for this service. In some cases revenue is recognized in full after the encoding service is performed if the customer agrees to provide a deposit in full. In other cases revenue is recognized and invoiced based on a calculation of value per unit of DivX-encoded content that is downloaded from a content provider’s site. In addition, we also receive up-front encoding fees from certain content providers and we recognize revenue of such encoding fees over the contract partner’s expected contract period as we cannot separate the encoding fee from our ongoing service obligation.

We record revenue net of allowances for uncollectible sales. We continually monitor customer payment performance and maintain a reserve for estimated amounts that may be uncollectible. In determining our reserve, we evaluate the collectibility of our accounts receivable based upon a variety of factors. In cases where the customer is new and has an undemonstrated ability to pay, we delay recognition of the revenue until such time as the new customer has paid unless significant and persuasive evidence exists that the customer is creditworthy. In cases where we are aware of circumstances that may impair a specific customer’s ability to meet its financial obligations, despite the customer’s payment history, we record a specific allowance against amounts due and thereby reduce the net recognized receivable to the amount reasonably believed to be collectible. For all other customers, we recognize allowances for uncollectible sales based on our actual historical write-off experience in conjunction with the length of time the receivables are past due, customer creditworthiness, geographic risk and the current business environment. Actual future losses from uncollectible accounts may differ from our estimates and may materially affect our consolidated statements of income and our financial condition.

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

The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations. In accordance with the applicable accounting guidance for Uncertainty in Income Taxes, we recognize liabilities for uncertain tax positions based on a two-step process. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. If we determine that a tax position will more likely than not be sustained on audit, then the second step requires us to estimate and measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement. It is inherently difficult and subjective to estimate such amounts, as we have to determine the probability of various possible outcomes. We reevaluate these uncertain tax positions on a quarterly basis. This evaluation is based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, effective settlement of audit issues, and new audit activity. Such a change in recognition or measurement would result in the recognition of a tax benefit or an additional charge to the tax provision.

Fair Value Measurements

We follow the applicable accounting standard for the recognition and disclosure of financial assets and liabilities, which requires financial assets and liabilities to be recognized and presented at fair value. Fair value is defined under the applicable guidance as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measure date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:

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

All of the securities classified as Level 3 instruments contain an auction reset feature, or ARS, whose underlying assets are student loans which are substantially backed by the federal government. As of December 31, 2009, we held $18.4 million par value ARS, all of which experienced failed auctions during 2009. The underlying assets of the ARS include $16.8 million which were guaranteed by the U.S. government and the remaining $1.6 million were privately insured. All of these ARS had credit ratings of AAA, except one rated AA1 and two rated A3, by a rating agency. These ARS have contractual maturity dates ranging from 2030 to 2047.

The significant inputs and assumptions we used in the discounted cash flow model to determine the fair value of our ARS, as of December 31, 2009, were as follows:

•

The discount rate was determined based on the average three-month LIBOR (0.28%) during the fourth quarter of 2009, adjusted by 92 basis points (bps) to reflect the current market conditions for instruments with similar credit quality at the date of valuation. In addition, the discount rate was adjusted for a liquidity discount of approximately 500 bps to reflect the market risk for these investments that has arisen due to the lack of an active market.

•

We assigned an additional credit risk discount of approximately 100 bps to the discount rate for all ARS that are not fully backed by the federal government. The total carrying value as of December 31, 2009 of investments not fully backed by the federal government was approximately $1.6 million.

•

We applied the discount rate over the expected life of 8 years of the estimated cash flows of the ARS. The projected interest income is based on the future contractual rates set forth in the individual prospectus for each of the ARS.

In November 2008, we entered into an agreement with UBS AG, or UBS, which provides us certain rights to sell to UBS the ARS which were purchased through them. As of December 31, 2009, we held $14.2 million par value ARS purchased from UBS. We have the option to sell these securities to UBS at par value from June 30, 2010 through July 2, 2012. UBS, at its discretion, may purchase or sell these securities on our behalf at any time provided we receive par value for the securities sold. The issuers of the ARS continue to have the right to redeem the securities at their discretion. The agreement allows for the continuation of the accrual and payment of interest due on the securities. The agreement also provides us with access to loans of up to 75% of the par value of the unredeemed securities until June 30, 2010. These loans would carry interest rates which would be consistent with the interest income on the related auction-rate securities. As of December 31, 2009, we had no loans outstanding under this agreement.

Our right to sell the ARS to UBS commencing June 30, 2010 represents a put option for a payment equal to the par value of the ARS. As the put option is non-transferable and cannot be attached to the ARS if they are sold to another entity other than UBS, it represents a freestanding instrument. We elected the fair value option under the applicable accounting standard for the fair value option for financial assets and liabilities, and recorded the put option in short-term investments in the consolidated balance sheets. The changes in fair value of our right to sell the ARS to UBS and the UBS ARS are recorded in other income (expense), net in the consolidated statements of income.

During 2009, in other income (expense), net in the consolidated statements of income, we recorded a loss of $745,000 and a gain of $930,000 representing the changes in the fair value of the put option and of the ARS, respectively, during the year.

Our significant inputs and assumptions used in the discounted cash flow model to determine the fair value of the put option, as of December 31, 2009, are as follows:

•	The discount rate was determined based on the 6 month LIBOR (0.25%), adjusted by 10 bps to reflect the credit and performance risk associated with the UBS put option.

•

We applied the discount rate over the expected life of 6 months of the estimated cash flows of the put option. The projected interest income is based on the future contractual rates set forth in the individual prospectus for each of the ARS that is included in the put option.

The remaining $4.2 million par value ARS is held by another investment advisor, who has not made an offer similar to UBS and we continue to classify those ARS as available-for-sale securities. Accordingly, the change in associated market value has been recorded against accumulated other comprehensive loss as of December 31, 2009. If the market conditions deteriorate further, we may be required to record additional unrealized losses in accumulated other comprehensive loss or record an other-than-temporary impairment charge in the consolidated statements of income. We may not be able to liquidate these investments unless the issuer calls the security, a successful auction occurs, a buyer is found outside of the auction process, or the security matures.

Share-based compensation

We recognize share-based compensation expense for costs related to all share-based payments including stock options, based on the fair value of the award at the grant date and over the requisite service period. We use the Black-Scholes option pricing model to estimate the fair value of options granted under employee share-based compensation plans. The Black-Scholes model meets the requirements of the accounting standard regarding share-based compensation, but the fair values generated by the model may not be indicative of the actual fair values of our equity awards as it does not consider certain factors important to those awards to employees, such as continued employment and periodic vesting requirements as well as limited transferability. The Black-Scholes option pricing model requires us to estimate a variety of factors, including the expected term of the option, the volatility of our common stock, the applicable risk-free rate, dividend yield and the forfeiture rate. The expected term used represents the weighted-average period that the stock options are expected to be outstanding. We use the historical volatility of our common stock as well as the historical volatility of a comparable peer group to derive the expected volatility of our common stock. The peer group historical volatility is used due to the limited trading history of our common stock. We use a risk-free interest rate that is based on the implied yield available on U.S. Treasury issued with an equivalent remaining term at the time of grant. We have not paid dividends in the past and currently do not plan to pay any dividends in the foreseeable future and as such, dividend yield is assumed to be zero for the purposes of valuing the stock options granted. The fair value of our restricted stock units is based on the closing market price of our common stock on the date of grant. We evaluate the assumptions used to value stock awards on a quarterly basis. If factors change and we employ different assumptions, share-based compensation expense may differ significantly from what we have recorded in the past. When there are any modifications or cancellations of the underlying unvested securities, we may be required to accelerate, increase or cancel any remaining unearned share-based compensation expense. To the extent that we grant additional equity securities to employees, our share-based compensation expense will be increased by the additional unearned compensation resulting from those additional grants. We also classify the cash flows resulting from the tax benefits due to tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) as financing cash flows.

Similarly, we also recognize share-based compensation expenses for non-employees. Equity instruments awarded to non-employees are periodically remeasured as the underlying awards vest unless the instruments are fully vested, immediately exercisable and nonforfeitable on date of grant.

Goodwill Impairment

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. We perform our goodwill impairment assessment on an annual basis, during the fourth quarter, or more frequently, if changes in facts and circumstances indicate that an impairment may exist in the value of goodwill recorded on our balance sheets.

Our goodwill impairment assessment involves a two-step process. The first step involves comparing the fair values of the applicable reporting units with their aggregate carrying values, including goodwill. If the carrying value of a reporting unit exceeds the reporting unit’s fair value, we perform the second step of the test to determine the amount of any impairment loss. The second step involves measuring the impairment by comparing the implied fair values of the affected reporting unit’s goodwill and intangible assets with the respective carrying values. The performance of our impairment test on indefinite lived assets involves assessing the fair value of each intangible asset as of the assessment date, and comparing the fair value with the carrying value of these assets. If the carrying value exceeds the fair value of these assets, an impairment loss is recognized for the difference between the carrying value and fair value.

We performed our annual impairment assessment on the carrying value of goodwill as of October 1, 2009. At October 1, 2009, we had one reporting unit. We estimated the fair value of our reporting unit using both the income approach valuation methodology that includes the discounted cash flow method, and the market approach which utilizes market multiples and other company-specific data to estimate the fair value. The discounted cash flows for the one reporting unit were based on discrete financial forecasts developed by management for planning purposes. Cash flows beyond the discrete forecasts were estimated using a terminal value calculation, which incorporated historical and forecasted financial trends for the identified reporting unit and considered long-term earnings growth rates. Future cash flows were discounted to present value. Specifically, the income approach valuations included reporting unit cash flow discount rates ranging from 17% to 18%, and terminal value growth rates ranging from 3% to 5%. Publicly available information regarding our market capitalization was also considered in assessing the reasonableness of the cumulative fair value of our reporting unit estimated using the discounted cash flow methodology.

To validate the reasonableness of the reporting unit fair value, we reconciled the aggregated fair value of the reporting unit determined in step one of the goodwill impairment assessment to the market capitalization of our stock to derive the implied control premium. In performing this reconciliation, we used an average stock price over a range of dates around the valuation date, generally 30 days. We assessed the implied control premium to determine if the fair value of the reporting unit estimated in step one of the goodwill impairment assessment was reasonable.

Upon completion of our 2009 annual impairment assessment, we determined that no impairment existed as the estimated fair value of the reporting unit exceeded its carrying value. Significant management judgment is required in the annual impairment assessment and changes in estimates and assumptions that we make in our analysis could affect the estimated fair value of our reporting unit and could result in a goodwill impairment charge in a future period.

Purchased Intangible Assets

In connection with our acquisition of AnySource in August 2009, we recorded $4.4 million of in-process research and development, or IPR&D, as an intangible asset. Prior to 2009, IPR&D was required to be expensed upon acquisition. Effective January 1, 2009, due to changes in the accounting standards regarding business combinations, IPR&D and defensive assets acquired are required to be capitalized. The amounts and useful lives assigned to intangible assets acquired, other than goodwill, impact the amount and timing of future amortization. The value of our intangible assets, including goodwill, may be impacted by future adverse changes such as: (i) any future declines in our operating results, (ii) a decline in the valuation of technology company stocks, including the valuation of our common stock, (iii) a further significant slowdown in the worldwide economy, (iv) any failure to meet the performance projections included in our forecasts of future operating results or (v) the abandonment of any of our acquired IPR&D projects.

In the determination of the fair value of the IPR&D, various factors were considered, such as future revenue contributions, additional licensing costs associated with the underlying technology, and contributory asset charges. The fair value of the IPR&D was calculated using an income approach and the rate utilized to discount net future cash flows to their present values was based on a weighted average cost of capital of approximately 30%. This discount rate was determined after considering our cost of debt adjusted for a risk premium that market participants would require in an investment in companies that are at similar stages of development as AnySource. IPR&D will not be amortized until the product is complete, at which time it is anticipated to be amortized over the estimated useful life of the developed technology of seven years. The useful life of the IPR&D was estimated as the period over which the asset is expected to contribute directly or indirectly to the future cash flows. Up to the point that the product is complete, we will assess the IPR&D annually for impairment, or more frequently if certain indicators are present. We performed our annual impairment test of the IPR&D as of December 31, 2009, and concluded that no impairment existed.

The continued development of acquired IPR&D consists of developing the software and service platform for Internet-enabled consumer electronics devices. At the date of acquisition, the software under development had not reached technological feasibility. The in-process technology had no alternative future use at the date of acquisition and did not otherwise qualify for capitalization. We anticipate this development project to be on-going for several years, with integration in consumer electronics devices starting 2010. We estimate our costs associated with it to be approximately $5.0 million in 2010. Although we believe we are on schedule with the development project as of December 31, 2009, we are aware that there are risks and uncertainties associated with completing the development of the acquired in-process technology on schedule, including the timely, efficient and successful execution of a number of post-transaction integration activities, and potential interruption of, or loss of momentum in, the activities of one or more of our businesses and the loss of key personnel. The delays or difficulties encountered in connection with the integration of AnySource’s technologies with our technologies could have an adverse effect on our business, results of operations or financial condition.

In connection with our acquisition of MainConcept in November 2007, we identified the MainConcept tradename as an intangible asset with an indefinite life, and valued the tradename at $1.8 million. During the annual impairment assessment of the carrying value of the MainConcept tradename as of October 1, 2008, we concluded that the carrying value of the tradename exceeded its fair value, and recorded an impairment charge of approximately $600,000 in the consolidated statements of income of 2008. We estimated the fair value of the tradename using the income approach valuation methodology that includes the discounted cash flow method, based on discrete financial forecasts developed by management for planning purposes and incorporates a terminal value calculation for years beyond the internal forecasts. Future cash flows were also discounted to present value by incorporating present value techniques. Specifically, the income approach valuation used a cash flow discount rate of 17% and a terminal value growth rate of 4%. Upon completion of our annual impairment assessment as of October 1, 2008, we determined that the carrying value of the MainConcept tradename exceeded its fair value, and we recorded an impairment charge of approximately $600,000 in the consolidated statements of income of 2008. In addition, as of December 31, 2008, we determined that the life of the tradename was no longer indefinite based on our revised estimated usage and started to amortize the tradename prospectively over its estimated useful life of 6 years.

Long-lived assets, including as intangible assets, are evaluated for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. We assesses the value of the assets based on the future cash flows the assets are expected to generate, and recognizes an impairment loss when the estimated undiscounted future cash flows that are expected to result from the use of the assets, plus net proceeds expected from disposition of the assets (if any), are less than the carrying value of the assets. When an impairment is identified, we reduce the carrying amount of the assets to estimated fair value based on a discounted cash flow approach or, when available and appropriate, comparable market values.

Contingent Consideration

In connection with certain of our acquisitions, additional contingent considerations were earned and may be earned in the future by the sellers upon completion of certain technical product development milestones and financial milestones. Prior to 2009, we recognized additional contingent consideration as an additional element of the cost of the acquisition, generally goodwill, when the contingency was resolved beyond a reasonable doubt and the additional consideration was issued or became issuable. Due to changes in the accounting standards regarding business combinations, for all acquisitions consummated on or after January 1, 2009, a liability is recognized on the acquisition date for an estimate of the acquisition date fair value of the contingent consideration based on the probability of achieving the milestones and the probability weighted discount on cash flows. Any change in the fair value of contingent milestone consideration subsequent to the acquisition date is recognized in the consolidated statements of income.

Results of Operations

The following table presents our results of operations as a percentage of total net revenues for the years indicated:

	Year ended December 31,
	2009	2008	2007
Net revenues:
Technology licensing	92%	80%	78%
Media and other distribution and services	8	20	22

Total net revenues	100	100	100

Total cost of revenues	14	5	5

Gross margin	86	95	95

Operating expenses:
Selling, general and administrative(1)	70	58	69
Product development(1)	29	21	22
Litigation settlement gain	(14)	—	—
Impairment of acquired intangibles	—	2	3

Total operating expenses	85	81	94

Income from operations	1	14	1
Interest income (expense), net	2	5	9
Other income (expense), net	—	(1)	—

Income before income taxes	3	18	10
Income tax provision (benefit)	3	7	(1)

Net income	—%	11%	11%

(1) Includes share-based compensation as follows:
Selling, general and administrative	11%	7%	12%
Product development	2	2	2

The following table summarizes and analyzes the net revenues we earned on each of our revenue streams for the years ended December 31, 2009, 2008 and 2007, in absolute dollars (in thousands) and as a percentage of total net revenues:

	Year ended December 31,		2009-2008 Change		Year ended December 31, 2007	2008-2007 Change
	2009	2008	$	%		$	%
Net revenues:
Technology licensing
Consumer hardware devices	$49,638	$61,761	$(12,123)	(20)%	$59,952	$1,809	3%
% of total net revenues	70%	66%			70%
Software	15,284	13,311	1,973	15	6,393	6,918	108
% of total net revenues	22%	14%			8%

Total technology licensing	64,922	75,072	(10,150)	(14)	66,345	8,727	13

% of total net revenues	92%	80%			78%
Advertising and third-party product distribution	5,377	18,281	(12,904)	(71)	17,972	309	2
% of total net revenues	8%	19%			21%
Content distribution and related services	307	552	(245)	(44)	545	7	1
% of total net revenues	0%	1%			1%

Total net revenues	$70,606	$93,905	$(23,298)	(25)%	$84,862	$9,043	11%

Technology licensing—consumer hardware devices: The $12.1 million, or 20%, decrease in revenues from technology licensing to consumer hardware device manufacturers from the year ended December 31, 2008 to the year ended December 31, 2009, resulted primarily from a decrease in net royalty revenues associated with shipped-unit volumes of devices that incorporate our technologies reported to us by our licensee partners. Included in revenues from technology licensing recognized during the year ended December 31, 2009, was $1.7 million of revenue that had been deferred from the prior year under minimum volume commitment and fixed fee commitment arrangements.

The $1.8 million, or 3%, increase in revenues from technology licensing to consumer hardware device manufacturers from the year ended December 31, 2007 to the year ended December 31, 2008, resulted primarily from an increase in net royalty revenues associated with shipped-unit volumes of devices reported to us by our licensee partners. Included in revenues from technology licensing recognized during the year ended December 31, 2008 was $2.4 million which had been deferred from the prior year under minimum volume commitment and fixed fee commitment arrangement.

Technology licensing—software: The $2.0 million, or 15%, increase in revenues from technology licensing to software vendors from the year ended December 31, 2008 to the year ended December 31, 2009, resulted primarily from a $4.0 million increase in revenues generated from our MainConcept video software licensing business, partially offset by a $2.0 million decrease in revenues from our website sales of our consumer video software licensing business, as a result of additional revenue recognized in 2008 upon early termination of the support period over which revenue was being recognized on a prior version of our website software.

The $6.9 million, or 108%, increase in revenues from technology licensing to software vendors from the year ended December 31, 2007 to the year ended December 31, 2008 resulted primarily from our acquisition of MainConcept in November 2007. Total software licensing revenue generated by MainConcept amounted to $6.2 million during the year of 2008. The remaining balance of the increase of $700,000 is primarily due to an increase of $1.0 million in revenues from additional software products sold directly to consumers in 2008 compared to 2007, and an increase of $1.0 million due to revenue recognized upon early termination of the support period over which revenue is being recognized on a prior version of our website software as a result of our launch of a new version of our website software in January 2009, offset by a decrease of $1.3 million in other software licensing revenues, primarily due to the expiration of our a two-year codec licensing agreement with Google in November 2007.

Advertising and third-party product distribution: The $12.9 million, or 71%, decrease in advertising and third-party product distribution revenue from the year ended December 31, 2008 to the year ended December 31, 2009 resulted primarily from the loss of revenue under our two-year License and Distribution Agreement, or Distribution Agreement that we entered into with Yahoo! on September 27, 2007. Revenue from the year ended December 31, 2008 included $18.0 million revenue from Yahoo! pursuant to the Distribution Agreement, under which Yahoo! paid us fees based on the number of certain distributions or installations of the Yahoo! software by consumers. In November 2008, Yahoo! notified us that they intended to breach the Distribution Agreement, and would discontinue making payments required under the Distribution Agreement. As a result, no revenue from Yahoo! was recorded during the year ended December 31, 2009. On March 9, 2009, we entered into a new promotion and distribution agreement with Google, Inc., or Google, pursuant to which we distribute Google products with our software offerings. Google pays us fees under the agreement based on successful activations of Google’s products. Distribution revenue pursuant to the agreement, starting with Google’s new browser, Chrome, for the year ended December 31, 2009 was $5.4 million, which represented approximately 8% of our total revenue in the year ended December 31, 2009.

The $309,000, or 2%, increase in advertising and third-party product distribution revenue from the year ended December 31, 2007 to the year ended December 31, 2008 resulted primarily from an increase in revenues associated with our distribution agreement with Yahoo! compared to our agreement with Google in 2007. In November 2007, we switched from distribution of the Google software, to instead including and distributing a co-branded Yahoo! toolbar and Internet Explorer browser with our software products under agreement with Yahoo!.

Content distribution and related services: Content distribution and related services revenues decreased $245,000, or 44% from the year ended December 31, 2008 to the year ended December 31, 2009 as a result of a reduction in reported revenue by our Open Video System, or OVS, partners. Content distribution and related services revenues are the result of sales by our OVS customers and encoding and license revenues.

Content distribution and related services revenues remained relatively consistent from $545,000 in the year ended December 31, 2007 to $552,000 in the year ended December 31, 2008. We did not incur significant fluctuations in the business volume of our OVS customers during 2008.

The following table shows the gross profit earned on each of our revenue streams for the years ended December 31, 2009, 2008 and 2007, in absolute dollars (in thousands) and as a percentage of related revenues:

	Year ended December 31,		2009-2008 Change		Year ended December 31, 2007	2008-2007 Change
	2009	2008	$	%		$	%
Gross profit:
Technology licensing	$55,755	$71,190	$(15,435)	(22)%	$62,567	$8,623	14%
Gross margin %	86%	95%			94%
Advertising and third-party distribution	5,022	18,070	(13,048)	(72)	17,799	271	2
Gross margin %	93%	99%			99%
Content distribution and related services	117	49	68	139	17	32	188
Gross margin %	38%	9%			3%

Total gross profit	$60,894	$89,309	$(28,415)	(32)%	$80,383	$8,926	11%

Gross margin %	86%	95%			95%

Technology licensing: The decrease in our technology licensing gross profit of $15.4 million, or 22% and the associated decrease in gross margin from the year ended December 31, 2008 to the year ended December 31, 2009, were due primarily to a decrease in our technology licensing revenue and an increase in our H.264 license costs of approximately $5.4 million, associated with the launch of the new version of our website software during the first quarter of 2009.

The increase in overall gross profit, in terms of absolute dollars, from the year ended December 31, 2007 to the year ended December 31, 2008 was primarily due to increased royalties from technology licensing to consumer hardware device manufacturers without a corresponding increase in royalty expenses due to our licensors.

Advertising and third-party product distribution: The decrease in our advertising and third-party distribution gross profit of $13.0 million, or 72%, and the associated gross margin from the year ended December 31, 2008 to the year ended December 31, 2009, were primarily due to loss in toolbar revenue under our advertising services agreement with Yahoo!, partially offset by revenue under our agreement with Google.

The overall gross profit from advertising and third-party product distribution remained relatively consistent from the year ended December 31, 2007 to December 31, 2008. Our cost of advertising and product distribution revenue has remained relatively fixed as a percentage of such revenue because the cost of bandwidth associated with product downloads is directly proportional to the volume of downloads.

Content distribution and related services: The increase in gross profit from our content distribution and related services of $68,000 from the year ended December 31, 2008 to the year ended December 31, 2009 was primarily due to the decrease in bandwidth costs in an amount greater than the decrease in revenues from this line of business.

The increase in gross profit from our content distribution and related services from the year ended December 31, 2007 to the year ended December 31, 2008 was primarily due to certain costs related to the Stage6 service which were incurred during 2007, but no longer incurred after we shut down Stage6 on February 29, 2008.

The following table summarizes and analyzes our operating expenses for the years ended December 31, 2009, 2008 and 2007, in absolute dollars (in thousands) and as a percentage of total net revenues:

	Year ended December 31,		2009-2008 Change		Year ended December 31, 2007	2008-2007 Change
	2009	2008	$	%		$	%
Operating expenses:
Selling, general and administrative	$49,270	$54,597	$(5,327)	(10)%	$58,315	$(3,718)	(6)%
% of total net revenues	70%	58%			69%
Product development	20,647	20,184	463	2	18,738	1,446	8
% of total net revenues	29%	21%			22%
Litigation settlement gain	(9,500)	—	(9,500)	100	—
% of total net revenues	(14)%	—			—
Impairment of acquired intangibles	—	1,882	(1,882)	(100)	2,973	(1,091)	(37)
% of total net revenues	—	2%			3%

Total operating expenses	$60,417	$76,663	$(16,246)	(21)%	$80,026	$(3,363)	(4)%

Selling, general and administrative: The $5.3 million, or 10%, decrease in selling, general and administrative expenses from the year ended December 31, 2008 to the year ended December 31, 2009 was primarily due to (1) a $2.8 million decrease in compensation and benefits expenses primarily due to our shut-down of our online video community service, Stage 6, on February 29, 2008, and the reduction in our workforce that we implemented in December 2008, (2) a $2.0 million decrease in Internet connectivity related costs and patent royalty costs associated with the shut-down of Stage6, (3) a $1.2 million decrease in marketing, advertising and promotion expenses, (4) a $1.2 million decrease in travel and entertainment, (5) a $1.1 million decrease in outside professional service fees and recruiting and relocation expenses and (6) a $1.1 million decrease in allocated facility, depreciation and amortization expenses. These decreases were partially offset by a $1.9 million increase in legal service fees primarily relating to our UMG and Yahoo! legal settlement, $1.6 million increase in format fee amortization expenses related to the Warner Brothers format approval agreement and other similar format approval agreements, and an approximately $600,000 increase in share-based compensation expense.

The $3.7 million, or 6%, decrease in selling, general and administrative expenses from the year ended December 31, 2007 to the year ended December 31, 2008 was principally due to a $5.6 million decrease in Internet connectivity related costs and patent royalty costs associated with the shut-down of Stage6, a $3.0 million decrease in share-based compensation expenses, and a $1.0 million decrease in other headcount costs due in part to lower commissions, recruiting expenses and employee benefits, offset by a $5.5 million increase in MainConcept related selling, general and administrative expenses, primarily due to inclusion of a full year of costs for 2008 as compared to inclusion of less than two months of expenses in 2007 as MainConcept was acquired in November 2007, and an approximately $400,000 increase in other expenses, including travel, rent, and utility expenses.

Product development: The $463,000, or 2%, increase in product development expense from the year ended December 31, 2008 to the year ended December 31, 2009 was primarily due to a $600,000 increase in allocated facility and depreciation costs, a $400,000 increase in headcount related costs due to the increase in product development headcount including employees hired as a result of our acquisition of substantially all of the assets of AnySource on August 27, 2009, partially offset by a $350,000 decrease in share-based compensation expenses primarily due to lower expenses recognized for prior year option grants that had a full year of expense in 2008 and became fully expensed during 2009, and a $150,000 decrease in office expense, rent and utility expenses.

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

Litigation settlement gain: For the year ended December 31, 2009, we recorded a litigation settlement gain of $9.5 million from our settlement with Yahoo!. On November 11, 2008, Yahoo! informed us that it intended to breach the Distribution Agreement, and to discontinue making payments required under the Distribution Agreement. As a result, in November 2008, we filed a lawsuit in California Superior Court in Santa Clara County seeking damages from Yahoo! and specific performance under the Distribution Agreement. On August 18, 2009, we entered into a Settlement Agreement and Mutual Release with Yahoo! pursuant to which Yahoo! paid us $9.5 million in cash in August 2009, and we recorded the cash payment as litigation settlement gain in the consolidated statements of income.

Impairment of acquired intangibles: For the year ended December 31, 2008, we recorded an impairment charge of $1.3 million related to the patented technology license intangible asset acquired in connection with our acquisition of Veatros in July 2007, and an impairment charge of approximately $600,000 related to the MainConcept tradename, which was acquired in connection with our acquisition of MainConcept in November 2007. We performed an impairment analysis of the finite lived patented technology license and of the indefinite lived tradename and concluded that the assets were not fully recoverable.

Interest income (expense), net: We recorded interest income (expense), net of $1.6 million for the year ended December 31, 2009 compared to $4.4 million for the year ended December 31, 2008. The decrease is reflective of lower interest rates during 2009 compared to 2008.

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

Other income (expense), net: We recorded other income totaling $301,000 for the year ended December 31, 2009 as compared to other expense of $479,000 for the year ended December 31, 2008. The fluctuations in other income (expenses), net were primarily due to foreign exchange gains or losses on our Euro-based intercompany receivable balances.

We recorded other income (expense), net of $479,000 for the year ended December 31, 2008 as compared to $42,000 for the year ended December 31, 2007. The fluctuations in other income (expenses), net were primarily due to foreign exchange losses on our Euro-based intercompany receivable balance which resulted from our acquisition of MainConcept.

Income tax provision: We recorded an income tax provision of approximately $2.3 million for the year ended December 31, 2009. The effective tax rate for 2009 was approximately 95%. The difference between our effective tax rate and the U.S. federal statutory rate of 35% was primarily due to a $1.4 million impact to our tax provision for a California tax law change that was enacted in February 2009, state income taxes net of federal benefit and non-deductible share-based compensation, partially offset by research and development tax credit.

During the year ended December 31, 2008, we recorded an income tax provision of approximately $6.6 million for the year ended December 31, 2008. The effective tax rate for 2008 was approximately 40%, which differed from the U.S. federal statutory rate of 35% due primarily to state income taxes net of federal benefit and non-deductible share-based compensation, partially offset by research and development tax credit and a tax benefit of $320,000 related to the release of the valuation allowance on certain deferred tax assets recorded on our MainConcept subsidiary during 2008 that became more-likely-than-not recoverable. The elimination of our valuation allowance resulted in a benefit of $320,000 recognized as a non-cash increase in net income for the year ended December 31, 2008.

During the year ended December 31, 2007, we completed our research and development credit documentation process and we determined that it was more likely than not that approximately $1.7 million of the uncertain tax liability should be reversed and we recorded a reduction to our unrecognized tax benefit accrual of $1.7 million and a corresponding decrease in current income tax provision.

Net deferred tax assets are reduced by a valuation allowance if, based on all the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. A valuation allowance of $320,000 was provided on deferred tax assets at December 31, 2007. The amount of deferred tax assets considered realizable was determined based on (i) taxable income in prior carry back years; (ii) future reversals of existing taxable temporary differences (i.e. offset gross deferred tax assets against gross deferred tax liabilities); (iii) tax planning strategies; and (iv) future taxable income, exclusive of reversing temporary differences and carryforwards.

We recorded an income tax benefit of approximately $1.0 million for the year ended December 31, 2007. The income tax benefit recorded during 2007 was primarily due to the removal of a reserve on our U.S. deferred tax assets related to our NOL carryforwards and certain research and development credits of approximately $1.8 million, a reduction in our uncertain tax liability of approximately $1.7 million related to the removal of our reserve for research and development credits established as a result of the implementation of the unrecognized tax benefit accrual, and a reduction in the valuation allowance related to our foreign tax credits of approximately $1.1 million. During 2007, we recorded an income tax benefit of approximately $1.8 million as a result of the completion of our Section 382/383 limitation analysis and the completion of a research and development credit study related to our NOL carryforwards and certain research and development credits. In addition, based on the weight of available evidence, including cumulative profitability in recent years, we determined that it was more likely than not that a portion of our U.S. deferred tax assets would be realized and, as of December 31, 2007, eliminated $1.1 million of our valuation allowance associated with our U.S. deferred tax assets. The elimination of our valuation allowance resulted in a $1.1 million benefit recognized as a non-cash increase in earnings for the year ended December 31, 2007. After we completed our research and development credit documentation process, we determined that it was more likely than not that approximately $1.7 million of the unrecognized tax benefit accrual should be reversed and we recorded a reduction to our uncertain tax liability accrual of $1.7 million and a corresponding decrease in current income tax provision. The effective tax rate for the year ended December 31, 2007 was approximately 46%, excluding the tax benefits described above. The difference between the federal and state statutory combined rate of 40% and our effective tax rate for 2007 is due to the impact of accounting for share-based compensation related to certain share-based awards, and MainConcept acquisition costs, which are treated as permanent differences. In addition, the Company recorded a valuation allowance against the deferred tax asset generated by MainConcept due to the uncertainty of the Company’s ability to utilize this asset.

Liquidity and capital resources

Our financial position included cash, cash equivalents and investments of $143.7 million and $135.3 million at December 31, 2009 and 2008, respectively. We believe our cash and cash equivalents, investments and potential cash flows from operations will be sufficient to satisfy our financial obligations through the next 12 months. In the future, we may acquire complementary businesses or technologies or license complementary technologies from third parties, and we may raise additional capital through future debt or equity financing to the extent we believe necessary to successfully complete these acquisitions or licenses. However, additional financing may not be available to us on favorable terms, if at all, at the time we make such determinations, which could have a material adverse affect on our ability to maintain or improve our liquidity and cash position in the future.

At December 31, 2009, our holdings of auction rate securities, or ARS, including the related put option, was approximately $18.0 million in fair value, $14.2 million of which were included in short-term investments and the remaining $3.8 million was included in long-term investments in the consolidated balance sheets. Our ARS have interest rates that reset every 27 to 34 days. Due to the illiquidity in the financial markets, auctions began to fail for these securities in February 2008 and each auction since then has failed. All of these ARS had credit ratings of AAA, except one rated AA1 and two rated A3, by a rating agency. These securities had contractual maturity dates ranging from 2030 to 2047. The Company is receiving the underlying cash flows on all of its ARS. The principal associated with failed auctions is not expected to be accessible until a successful auction occurs, the issuer redeems the securities, a buyer is found outside of the auction process or the underlying securities mature.

In November 2008, we entered into an agreement with UBS AG, or UBS, which provides us certain rights to sell to UBS the ARS which were purchased through them. As of December 31, 2009, we held $14.2 million par value ARS purchased from UBS. We have the option to sell these securities to UBS at par value from June 30, 2010 through July 2, 2012. UBS, at its discretion, may purchase or sell these securities on our behalf at any time provided we receive par value for the securities sold. If we do not exercise our right to sell these securities, which is non-transferrable and cannot be attached to the ARS if they are sold to another entity other than UBS, before July 2, 2012, it will expire and UBS will have no further rights or obligation to buy our ARS. The issuers of the ARS continue to have the right to redeem the securities at their discretion. The agreement allows for the continuation of the accrual and payment of interest due on the securities. The agreement also provides us with access to loans of up to 75% of the par value of the unredeemed securities until June 30, 2010. As we can exercise our put option with UBS starting June 30, 2010, we have classified the $14.2 million ARS held with UBS to short-term investments as of December 31, 2009.

We have the ability to hold these ARS until maturity. Based on our ability to access our cash and other short-term investments, our expected operating cash flows and other sources of cash, we do not anticipate the lack of liquidity on these investments to affect our ability to operate our business as usual.

In addition to the ARS held by UBS, we also have $3.8 million of ARS with another financial institution. We are unable to predict whether the funds associated with the remainder of the non-UBS ARS will be redeemed prior to their maturity dates and as a result we have classified these remaining ARS as long-term investments as of December 31, 2009.

The following table presents data regarding our liquidity and capital resources as of December 31, 2009 and 2008 (in thousands):

	December 31,
	2009	2008
Cash, cash equivalents and investments	$143,709	$135,307
Working capital	133,954	115,762
Total assets	207,598	193,401
Total debt	—	—

Cash Flows

The following table presents our cash flows from operating activities, investing activities and financing activities for the years 2009, 2008 and 2007 (in thousands):

	Years ended December 31,
	2009	2008	2007
Cash provided by operating activities	$18,137	$23,472	$18,374
Cash (used in) provided by investing activities	(48,000)	25,514	(92,738)
Cash provided by (used in) financing activities	1,330	(19,939)	2,586
Effect of exchange rate changes on cash	(26)	(137)	—

Total (decrease) increase in cash and cash equivalents	$(28,559)	$28,910	$(71,778)

Cash provided by operating activities: The $18.1 million of cash provided by operating activities for the year ended December 31, 2009 was primarily due to $15.6 million in net non-cash operating expenses, and approximately $2.5 million provided by changes in operating assets and liabilities. Net non-cash operating expenses reflected in net income include $9.3 million for share-based compensation, $5.9 million in depreciation and amortization, $1.0 million in amortization of discount on investments, and a $375,000 provision for uncollectible account receivables, offset primarily by an approximately $950,000 increase in deferred tax assets and $470,000 in tax benefits from stock option exercises. Changes in operating assets and liabilities were primarily attributable to a decrease in accounts receivable, net of $4.4 million and a $600,000 increase in prepaid expenses and other assets, offset by an increase in net tax receivables of $700,000, a decrease in accrued expenses of approximately $500,000, a decrease in deferred revenue balances of $800,000, and a decrease in accrued compensation and benefits of $450,000.

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

Cash (used in) provided by investing activities: The $48.0 million of cash used in investing activities for the year ended December 31, 2009 were driven by cash used in purchases of investments of $157.8 million, cash paid for the acquisition of AnySource of $8.3 million, cash paid for format fee approval agreements of $1.7 million, and $500,000 of cash paid for the purchases of property and equipments partially offset by sales and maturities of investments of $120.3 million.

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

Cash provided by (used in) financing activities: The $1.3 million of net cash provided by financing activities for the year ended December 31, 2009 was primarily due to the proceeds from employee stock purchase plan participation of approximately $860,000, and excess tax benefit from exercises of stock options of $470,000.

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

Contractual obligations

Our contractual obligations at December 31, 2009, were as follows (in thousands):

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligations	$4,889	$1,335	$2,244	$1,310	$—
Purchase obligations	3,222	1,655	1,267	300	—

Total contractual obligations	$8,111	$2,990	$3,511	$1,610	$—

In addition, we have also entered into certain royalty-bearing license agreements with MPEG LA under which we pay royalties to MPEG LA based on each unit of our software products distributed up to certain contractual maximum royalty amounts. These license agreements with MPEG LA expire through 2013, unless terminated earlier. Maximum annual royalties under these agreements are approximately $7.4 million per year, which we expect to pay for 2010.

Off-Balance Sheet Arrangements

At December 31, 2009 and 2008, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Recently issued accounting standards

In October 2009, the Financial Accounting Standards Board, or FASB issued new revenue recognition standards for arrangements with multiple deliverables, where certain of those deliverables are non-software related. The new standards modify the requirements that must be met for an entity to recognize revenue from the sale of a delivered item that is part of a multiple-element arrangement when other items have not yet been delivered. The new standards eliminate the requirement that all undelivered elements must have either: i) vendor specific objective evidence, or VSOE, or ii) third-party evidence, or TPE, before an entity can recognize the portion of overall arrangement consideration that is attributable to items that already have been delivered. In the absence of VSOE or TPE of the standalone selling price for one or more delivered or undelivered elements in a multiple-element arrangement, entities will be required to estimate the selling prices of those elements. Overall arrangement consideration will be allocated to each element (both delivered and undelivered items) based on their relative selling prices, regardless of whether those selling prices are evidenced by VSOE or TPE or are based on the entity’s estimated selling price. The residual method of allocating arrangement consideration has been eliminated. Additionally, the new standards modify the software revenue recognition guidance to exclude from its scope tangible products that contain both software and non-software components that function together to deliver a product’s essential functionality. These new updates are effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 and are effective for us beginning in the first quarter of fiscal 2011, however early adoption is permitted. We are currently evaluating the impact of adopting these new standards on our consolidated financial position, results of operations and cash flows.

In June 2009, the FASB issued the FASB Accounting Standards Codification, or Codification for financial statements issued for interim and annual periods ending after September 15, 2009. The Codification became the single authoritative source for GAAP. We adopted the Codification as of September 30, 2009. Accordingly, previous references to GAAP accounting standards are no longer used in our disclosures, including the Notes to the Consolidated Financial Statements. We are currently evaluating the impact of adopting these new standards on our consolidated financial position, results of operations and cash flows.

In June 2009, the FASB issued amended standards for determining whether to consolidate a variable interest entity. These new standards amend the evaluation criteria to identify the primary beneficiary of a variable interest entity and requires ongoing reassessment of whether an enterprise is the primary beneficiary of the variable interest entity. The provisions of the new standards are effective for annual reporting periods beginning after November 15, 2009 and interim periods within those fiscal years. These standards will be effective for us beginning in the first quarter of 2010. The adoption of the new standards will not have an impact on our consolidated financial position, results of operations and cash flows.

In May 2009, the FASB issued new standards for subsequent events, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The new standards became effective for interim and annual reporting periods ended after June 15, 2009. We adopted the new standards during the second quarter of 2009 and, as the standards only require additional disclosures, the adoption did not have an impact on our consolidated financial position, results of operations or cash flows.

In April 2009, the FASB issued new standards for the recognition and measurement of other-than-temporary impairments for debt securities which replaced the pre-existing “intent and ability” indicator. These new standards specify that if the fair value of a debt security is less than its amortized cost basis, an other-than-temporary impairment is triggered in circumstances where (1) an entity has an intent to sell the security, (2) it is more likely than not that the entity will be required to sell the security before recovery of its amortized cost basis, or (3) the entity does not expect to recover the entire amortized cost basis of the security (that is, a credit loss exists). Other-than-temporary impairments are separated into amounts representing credit losses which are recognized in earnings and amounts related to all other factors which are recognized in other comprehensive income (loss). These new standards became effective for interim and annual periods ended after June 15, 2009 and we adopted these standards in the second quarter of 2009. The adoption did not have a material effect on our consolidated financial position, results of operations or cash flows.

In April 2009, the FASB issued new standards which provide guidance on how to determine the fair value of assets and liabilities when the volume and level of activity for the asset or liability has significantly decreased. These new standards also provide guidance on identifying circumstances that indicate a transaction is not orderly. In addition, we are required to disclose in interim as well as annual reporting periods the inputs and valuation techniques used to measure fair value and discussion of changes in valuation techniques. The new standards became effective for interim reporting periods ended after June 15, 2009. We adopted these standards in the second quarter of 2009 and they did not have a material effect on our consolidated financial position, results of operations or cash flows.

In April 2008, the FASB issued new standards which provided guidance on how to determine the useful life of intangible assets by amending the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets. This new guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions. These standards became effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. We adopted these new standards in the first quarter of 2009. The effect of the adoption of these new standards is reflected in our 2009 consolidated financial statements.

In December 2007, the FASB revised their guidance for business combinations and non-controlling interests. The new standards establishes principles and requirements for the acquirer of a business to recognize and measure in its financial statements the identifiable assets (including in-process research and development and defensive assets) acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. Prior to the new standards, in-process research and development costs were immediately expensed and acquisition costs were capitalized. Under the new standards, all acquisition costs are expensed as incurred. The standards also provide guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of financial statements to evaluate the nature and financial effects of the business combination. The new standards also amend the provisions for the initial recognition and measurement, subsequent measurement and accounting, and disclosures for assets and liabilities arising from contingencies in business combinations. This update also eliminates the distinction between contractual and non-contractual contingencies. The new standards became effective for financial statements issued for fiscal years beginning after December 15, 2008 and we adopted these new standards in the first quarter of 2009. The effect of the adoption is reflected in our 2009 consolidated financial statements. We expect the new standards to have an impact on our future consolidated financial statements, but the nature and magnitude of the specific effects will depend upon the nature, terms and size of the acquisitions we consummate in the future.

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

At December 31, 2009, we had $143.7 million in cash, cash equivalents and investments, all of which are stated at fair value. A 100 basis point increase or decrease in market interest rates over a three month period would not be expected to have a material impact on the fair value of $14.9 million of our cash and cash equivalents at December 31, 2009, as these consisted of securities with maturities of less than three months.

The weighted-average maturity of our investments excluding ARS as of December 31, 2009 was approximately eight months. A 100 basis point increase or decrease in interest rates over a eight month period for those in effect at December 31, 2009 would, however, decrease or increase, respectively, the remaining $128.8 million of our investments by approximately $700,000. While changes in interest rates may affect the fair value of our investment portfolio, any gains or losses will not be recognized in our consolidated statements of income until the investment is sold or if the reduction in fair value was determined to be other than temporary.

At December 31, 2009, we held approximately $18.4 million of ARS in par value, whose underlying assets are student loans which are substantially backed by the federal government. $14.2 million of our ARS were classified as short-term assets, and the remaining $4.2 million classified as long-term assets. Since February 2008, these auctions have failed and therefore continue to be illiquid and we will not be able to access these funds until a future auction of these investments is successful or a buyer is found outside of the auction process. As a result, our ability to liquidate our investments and fully recover the carrying value of our investments in the near term may be limited or may not exist. If the issuers are unable to successfully close future auctions and their credit ratings deteriorate, we may in the future be required to record an impairment charge on these investments.

In November 2008, we accepted an offer, from UBS AG, or UBS, entitling us to sell at par value ARS originally purchased from UBS at any time during a two-year period from June 30, 2010 through July 2, 2012. As of December 31, 2009, we had approximately $14.2 million of our ARS in par value held at UBS. If UBS has insufficient funding to buy back the ARS and the auction process continues to fail, then we may incur further losses on the carrying value of the ARS.

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

Additionally, at December 31, 2009, we had a receivable balance denominated in Euros due from MainConcept. Our outstanding receivable balance is translated into U.S. dollars for financial reporting purposes, with unrealized gains and losses included as a component of other income (expense), net. A 100 basis point increase or decrease in foreign currency exchange rates over a three month period from those in effect at December 31, 2009 would not materially impact our financial position, results of operations and cash flows. During the year ended December 31, 2009, we recorded $145,000 of foreign currency gains related to our foreign currency receivable denominated in Euros in other income (expense), net on our consolidated statements of income.

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

Management’s Report on Internal Control over Financial Reporting

The management of DivX, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) and 15d-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework set forth in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2009. The effectiveness of our internal control over financial reporting as of December 31, 2009 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

DivX, Inc.

We have audited DivX, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). DivX, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, DivX, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2008 and 2009, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2009 of DivX, Inc. and our report dated March 12, 2010 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

San Diego, California

March 12, 2010

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors and Executive Officers of the Registrant

The information required by this item concerning our directors, compliance with Section 16 of the Exchange Act and our code of ethics that applies to our principal executive officer, principal financial officer and principal accounting officer is incorporated by reference from the information set forth in the sections under the headings “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Election of Directors—Information Regarding the Board of Directors and Corporate Governance” in our Definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Annual Meeting of Stockholders to be held in 2010 (the “2010 Proxy Statement”).

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

Item 11. Executive Compensation

The information required by this item is incorporated by reference from the information in the 2010 Proxy Statement under the heading “Compensation of Executive Officers.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference from the information in the 2010 Proxy Statement under the headings “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management.”

Item 13. Certain Relationships and Related Transactions

The information required by this item is incorporated by reference from the information in the 2010 Proxy Statement under the headings “Transactions with Related Persons” And “Election of Directors—Information Regarding the Board of Directors and Corporate Governance.”

Item 14. Principal Accountant Fees and Services

The information required by this item is incorporated by reference from the information in the 2010 Proxy Statement under the heading “Ratification of Selection of Independent Auditors—Principal Accountant Fees and Services.”

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1) Financial Statements

The Consolidated Financial Statements of DivX, Inc. and Report of Independent Registered Public Accounting Firm are included in a separate section of this Annual Report beginning on page F-1.

(a)(2) Financial Statement Schedules

Refer to Schedule II, Valuation and Qualifying Accounts, hereto.

Schedules not listed above have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the Consolidated Financial Statements or Notes thereto.

(a)(3) Exhibits

Exhibit Number	Description of Document
3.1(1)	Form of Amended and Restated Certificate of Incorporation as currently in effect.

3.2(10)	Form of Amended and Restated Bylaws.

4.1(1)	Form of Common Stock Certificate.

10.1+(7)	Form of Indemnity Agreement.

10.2+(1)	2000 Stock Option Plan and Form of Stock Option Agreement thereunder.

10.3+(1)	2006 Equity Incentive Plan and Form of Stock Option Agreement thereunder.

10.4+(1)	Amended and restated offer letter dated April 12, 2006, between the Registrant and Fred Gerson.

10.5+(1)	Offer letter effective January 3, 2006, between the Registrant and Christopher McGurk.

10.6+(1)	Employment offer letter dated November 21, 2002, as amended, between the Registrant and Kevin Hell.

10.7+(1)	Employment offer letter dated April 20, 2004 between the Registrant and David J. Richter.

10.8+(1)	Form of Employee Innovations and Proprietary Rights Assignment Agreement.

10.9+(1)	2006 Employee Stock Purchase Plan and Form of Offering Document thereunder.

10.10+(2)	Employment offer letter dated June 6, 2007, as amended, between the Registrant and Dan L. Halvorson.

10.11+(3)	Amendment to Employment offer letter dated July 23, 2007, between the Registrant and Dan L. Halvorson.

10.12*(9)	Promotion and Distribution Agreement dated March 1, 2009 between the Registrant and Google, Inc. and its affiliates.

10.13+(3)	Amendment to Employment offer letter dated July 23, 2007, between the Registrant and Kevin Hell.

10.14+(3)	Amendment to Employment offer letter dated November 8, 2007, between the Registrant and Kevin Hell.

10.15+(4)	DivX, Inc. Change in Control Severance Benefit Plan.

Exhibit Number	Description of Document
10.16(5)	Form of Restricted Stock Bonus Agreement under the Registrant’s 2006 Equity Incentive Plan.

10.17(5)	MPEG-4 Visual Patent Portfolio License dated October 1, 2007 by and between the Registrant and MPEG LA, L.L.C.

10.18(7)	Amendment to the MPEG-4 Visual Patent Portfolio License dated October 1, 2007 by and between the Registrant and MPEG LA, L.L.C., dated January 1, 2009.

10.19+(8)	Summary of DivX, Inc. 2009 Executive Cash Bonus Plan.

10.20(6)	Form of Restricted Stock Unit Agreement under the Registrant’s 2006 Equity Incentive Plan.

10.21+(7)	Offer Letter dated June 5, 2008, between the Registrant and James C. Brailean.

10.22+(7)	Severance Agreement, dated December 31, 2008, between the Registrant and Jerome Rota, as amended by that certain letter re: Acceptance of Resignation from the Registrant to Jerome Rota, dated as of February 2, 2009.

10.23(7)	AVC Patent Portfolio License Agreement, dated October 1, 2007, between the Registrant and MPEG LA, L.L.C.

10.24+(7)	Offer Letter dated March 5, 2009, between the Registrant and Alex Vieux.

10.25+(8)	Offer Letter dated June 14, 2008 between the Registrant and Eric Rodli

10.26+	Letter Agreement re: Separation and Release between the Registrant and Eric Rodli dated November 5, 2009.

21.1(7)	Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934.

+	Indicates management contract or compensatory plan.
*	The Securities and Exchange Commission has granted confidential treatment with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission (SEC).
(1)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-1 (No. 333-133855), originally filed on May 5, 2006.
(2)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 14, 2007.
(3)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 14, 2007.
(4)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K, filed with the SEC on December 6, 2007.
(5)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 17, 2008.
(6)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 12, 2008.

(7)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 11, 2009.
(8)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 8, 2009.
(9)	Filed as an exhibit to the Registrant’s Amendment No. 1 to Quarterly Report on Form 10-Q/A filed with the SEC on August 27, 2009.
(10)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on March 1, 2010.

(b) Exhibits

See Item 15(a)(3) above

(c) Financial Statement Schedules

See Item 15(a)(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 12, 2010

DIVX, INC.

By:	/s/ KEVIN HELL
Kevin Hell
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ KEVIN HELL Kevin Hell	Chief Executive Officer, Director (Principal Executive Officer)	March 12, 2010

/s/ DAN L. HALVORSON Dan L. Halvorson	Chief Financial Officer and Executive Vice President, Operations (Principal Financial and Accounting Officer)	March 12, 2010

/s/ JAMES C. BRAILEAN James C. Brailean	Director	March 12, 2010

/s/ FRANK CREER Frank Creer	Director	March 12, 2010

/s/ FRED GERSON Fred Gerson	Director	March 12, 2010

/s/ CHRISTOPHER MCGURK Christopher McGurk	Director	March 12, 2010

/s/ JEROME VASHISHT-ROTA Jerome Vashisht-Rota	Director	March 12, 2010

DivX, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

DivX, Inc.

We have audited the accompanying consolidated balance sheets of DivX, Inc. as of December 31, 2009 and 2008, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of DivX, Inc. at December 31, 2009 and 2008, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), DivX, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 12, 2010 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

San Diego, California

March 12, 2010

DivX, Inc.

Consolidated Balance Sheets

(in thousands, except per share data)

	December 31,
	2009	2008
Assets
Current assets:
Cash and cash equivalents	$14,883	$43,442
Short-term investments	125,047	73,897
Accounts receivable, net of allowance of $258 and $929, at December 31, 2009 and 2008, respectively	2,521	7,263
Income taxes receivable	1,011	185
Prepaid expenses	3,690	3,465
Deferred tax assets, current	1,025	1,841
Other current assets	1,379	1,082

Total current assets	149,556	131,175
Property and equipment, net	2,143	3,811
Long-term investments	3,779	17,968
Deferred tax assets, long-term	13,178	10,547
Purchased intangible assets, net	13,340	10,968
Goodwill	18,528	10,358
Other assets	7,074	8,574

Total assets	$207,598	$193,401

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,853	$1,319
Accrued liabilities	1,654	2,353
Accrued compensation and benefits	2,705	3,153
Accrued format approval fee	820	1,333
Accrued patent royalties	725	681
Acquisition related contingent liabilities	1,976	—
Income taxes payable	519	389
Deferred revenue, current	5,350	6,185

Total current liabilities	15,602	15,413
Deferred tax liability	1,995	1,559
Deferred revenue, long-term	861	769
Accrued format approval fee, long-term	713	1,383
Acquisition related contingent liabilities, long-term	2,659	—
Other long-term liability	593	177

Total liabilities	22,423	19,301
Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.001 par value; 10,000 shares authorized at December 31, 2009 and 2008; no shares issued and outstanding at December 31, 2009 and 2008	—	—
Common stock, $0.001 par value; 200,000 shares authorized as of December 31, 2009 and 2008; 32,819 and 32,461 shares issued and outstanding	32	32
Additional paid-in capital	178,319	167,684
Accumulated other comprehensive loss	(641)	(950)
Retained earnings	7,465	7,334

Total stockholders’ equity	185,175	174,100

Total liabilities and stockholders’ equity	$207,598	$193,401

See accompanying notes.

DivX, Inc.

Consolidated Statements of Income

(in thousands, except per share data)

	Year ended December 31,
	2009	2008	2007
Net revenues:
Technology licensing	$64,922	$75,072	$66,345
Media and other distribution and services	5,684	18,833	18,517

Total net revenues	70,606	93,905	84,862
Cost of revenues:
Cost of technology licensing (excludes amortization of purchased developed intangibles)	9,167	3,882	3,778
Cost of media and other distribution and services(1)	545	714	701

Total cost of revenues	9,712	4,596	4,479

Gross profit	60,894	89,309	80,383

Operating expenses:
Selling, general and administrative(1)	49,270	54,597	58,315
Product development(1)	20,647	20,184	18,738
Litigation settlement gain	(9,500)	—	—
Impairment of acquired intangibles	—	1,882	2,973

Total operating expenses	60,417	76,663	80,026

Income from operations	477	12,646	357
Interest income (expense), net	1,646	4,445	7,835
Other income (expense), net	301	(479)	42

Income before income taxes	2,424	16,612	8,234
Income tax provision (benefit)	2,293	6,604	(974)

Net income	$131	$10,008	$9,208

Basic net income per share	$0.00	$0.30	$0.27

Diluted net income per share	$0.00	$0.30	$0.26

Shares used to compute basic net income per share	32,628	32,946	33,939

Shares used to compute diluted net income per share	32,972	33,458	35,415

(1) Includes share-based compensation as follows:

Cost of revenues	$—	$—	$2
Selling, general and administrative	7,351	6,739	9,761
Product development	1,938	2,282	1,995

See accompanying notes.

DivX, Inc.

Consolidated Statements of Stockholders’ Equity

(in thousands)

	Common Stock		Additional paid-in capital	Accumulated other comprehensive (loss) income	(Accumulated deficit) retained earnings	Total stockholders’ equity
	Shares	Amount
Balance at December 31, 2006	33,032	$33	$153,902	$(72)	$(2,952)	$150,911
Cumulative effect adjustment related to the adoption of accounting standards for uncertainties in income taxes	—	—	—	—	(2,360)	(2,360)
Common stock options exercised, net of repurchases	981	2	1,137	—	—	1,139
Shares issued under employee stock purchase plan	137	—	1,906	—	—	1,906
Share-based compensation	—	—	11,758	—	—	11,758
Tax benefit from exercise of stock options	—	—	825	—	—	825
Common stock warrants exercised	484	—	—	—	—	—
Issuance of warrants in conjunction with Sony agreement	—	—	304	—	—	304
Issuance of common stock—MainConcept acquisition	89	—	1,568	—	—	1,568
Comprehensive income:
Net income	—	—	—	—	9,208	9,208
Unrealized gain on short-term investments	—	—	—	185	—	185
Unrealized loss on foreign currency translation	—	—	—	(4)	—	(4)

Total comprehensive income	—	—	—	—	—	9,389

Balance at December 31, 2007	34,723	35	171,400	109	3,896	175,440
Common stock options exercised, net of repurchases	414	—	191	—	—	191
Shares issued under employee stock purchase plan	127	—	851	—	—	851
Share-based compensation	—	—	9,021	—	—	9,021
Tax shortfall from reversal of deferred tax assets related to stock options	—	—	(744)	—	—	(744)
Common stock warrants exercised	1	—	—	—	—	—
Issuance of warrants in conjunction with format fee agreements	—	—	387	—	—	387
Common stock repurchased under share repurchase program	(2,804)	(3)	(13,422)	—	(6,570)	(19,995)
Comprehensive income:
Net income	—	—	—	—	10,008	10,008
Unrealized loss on investments, net of taxes	—	—	—	(635)	—	(635)
Unrealized loss on foreign currency translation, net of taxes	—	—	—	(424)	—	(424)

Total comprehensive income	—	—	—	—	—	8,949

Balance at December 31, 2008	32,461	32	167,684	(950)	7,334	174,100
Common stock options exercised, net of repurchases	143	—	19	—	—	19
Shares issued under employee stock purchase plan	215	—	857	—	—	857
Share-based compensation	—	—	9,289	—	—	9,289
Tax benefit from exercise of stock options	—	—	470	—	—	470
Comprehensive income:
Net income	—	—	—	—	131	131
Unrealized gain on investments, net of taxes	—	—	—	187	—	187
Unrealized gain on foreign currency translation, net of taxes	—	—	—	122	—	122

Total comprehensive income	—	—	—	—	—	440

Balance at December 31, 2009	32,819	$32	$178,319	$(641)	$7,465	$185,175

See accompanying notes.

DivX, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Year ended December 31,
	2009	2008	2007
Cash flows from operating activities:
Net income	$131	$10,008	$9,208
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,917	5,167	2,422
Accretion of interest expense	168	—	—
Deferred taxes	(932)	(3,658)	(5,797)
Impairment of acquired intangibles	—	1,882	2,973
Change in acquisition related contingent consideration liability	412	—	—
Impairment of long lived assets	—	350	—
Loss on disposal of fixed assets	45	—	—
Provision for uncollectible account receivables	375	261	968
Share-based compensation	9,289	9,021	11,758
Accretion of discounts and amortization of premiums on investments	1,001	(787)	(2,097)
Excess (short fall of) tax benefit from exercise (cancellation) of stock options	(470)	744	(825)
Unrealized (gain) loss on auction rate securities	(185)	185	—
Foreign currency transaction loss (gain)	(145)	236	—
Changes in operating assets and liabilities:
Accounts receivable	4,378	3,341	(3,832)
Prepaid expenses and other assets	572	2,290	(1,879)
Accounts payable	(1)	(1,259)	819
Accrued liabilities	(473)	(2,871)	973
Accrued compensation and benefits	(448)	(585)	1,732
Deferred revenue	(801)	(1,240)	2,808
Income taxes payable (receivable)	(696)	387	(857)

Net cash provided by operating activities	18,137	23,472	18,374

Cash flows from investing activities:
Purchases of investments	(157,759)	(120,682)	(209,825)
Proceeds from sales and maturities of investments	120,258	154,927	147,935
Purchase of property and equipment	(502)	(1,759)	(3,467)
Cash paid in AnySource acquisition	(8,250)	—	—
Cash paid on format approval agreement obligation	(1,650)	(2,500)	(1,500)
Cash paid in MainConcept acquisition	(97)	(2,472)	(20,401)
Cash paid in Veatros acquisition	—	(2,000)	(2,250)
Cash paid in deviantART investment	—	—	(3,500)
Restricted cash	—	—	270

Net cash (used in) provided by investing activities	(48,000)	25,514	(92,738)

Cash flows from financing activities:
Net proceeds from exercise and vesting of stock options, restricted stock awards, and warrants	3	132	1,137
Proceeds from shares issued under the employee stock purchase plan	857	851	1,906
Expenses related to initial public offering	—	—	(467)
Excess (shortfall of) tax benefit from exercise (cancellation) of stock options	470	(744)	825
Repurchase of unvested stock	—	(27)	(99)
Repurchase of common stock	—	(19,995)	—
Payments on notes payable and capital lease obligations	—	(156)	(716)

Net cash provided by (used in) financing activities	1,330	(19,939)	2,586
Effect of exchange rate changes on cash	(26)	(137)	—

Net (decrease) increase in cash and cash equivalents	(28,559)	28,910	(71,778)
Cash and cash equivalents at beginning of year	43,442	14,532	86,310

Cash and cash equivalents at end of year	$14,883	$43,442	$14,532

Supplemental disclosure of non-cash investing and financing activities:
Contingent consideration liability related to AnySource acquisition	$4,974	$—	$—

Format approval agreement obligation	$150	$4,173	$—

Issuance of equity in connection with acquisition	$—	$—	$1,568

Issuance of warrants in connection with format approval agreement	$—	$387	$304

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$3,873	$10,291	$6,934

Cash paid for interest	$—	$4	$21

See accompanying notes.

DivX, Inc.

Notes to Consolidated Financial Statements

1. Organization and summary of significant accounting policies

DivX, Inc. (the Company), was incorporated in Delaware on May 16, 2000. The Company creates products and provides services designed to improve the way consumers experience media. The Company’s first product offering was a video compression-decompression software library (codec). In addition to its codec, the Company provides consumer software, including the DivX Player application, from its website, DivX.com. The Company also licenses its technologies to consumer hardware device manufacturers and certifies their products to ensure the interoperable support of DivX-encoded content. In addition to technology licensing to consumer hardware device manufacturers, the Company currently generates revenue from software licensing, advertising, distributing third-party software and services related to content distribution.

Principles of consolidation

The consolidated financial statements include the accounts of DivX, Inc. and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The Company is not a primary beneficiary of any variable interest entity.

Use of estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes to the financial statements. Actual results could differ from those estimates.

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

Available-for-sale and trading investments. The Company’s investments consist of taxable municipal notes, some of which may have an auction reset feature (auction rate securities, or ARS), corporate bonds, certificates of deposit, commercial paper, and U.S. government agency securities. The Company designated all investments, except for ARS held by UBS AG (UBS), as available-for-sale and are therefore reported at fair value, with unrealized gains and losses recorded in accumulated other comprehensive loss. The Company classifies ARS held by UBS that are subject to a put option as trading securities. Investments that the Company designates as trading securities are reported at fair value, with gains or losses resulting from changes in fair value recognized in earnings. See Note 2 for further detailed discussion.

Other-than-temporary impairment. All of the Company’s available-for-sale investments are subject to a periodic impairment review. The Company recognizes an impairment charge when a decline in the fair value of its investments below the cost basis is judged to be other-than-temporary. The Company considers various factors in determining whether to recognize an impairment charge, including the length of time and extent to which the fair value has been less than the Company’s cost basis, the financial condition and near-term prospects of the investee, and the Company’s

DivX, Inc.

Notes to Consolidated Financial Statements—(Continued)

intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in the market value. During the years ended December 31, 2009, 2008 and 2007 the Company did not record any other-than-temporary impairment charges on its available-for-sale securities.

Fair Value Measurements

The Company records its financial assets and liabilities at fair value, which is defined under the applicable accounting standards as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measure date. The Company uses valuation techniques to measure fair value, maximizing the use of observable inputs and minimizing the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:

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

Other financial instruments, including cash equivalents, accounts receivable, net of allowance, accounts payable and accrued liabilities, are carried at cost, which management believes approximates fair value because of the short-term maturity of these instruments.

Accounts receivable and allowance for uncollectible sales and accounts

The Company has reflected in its consolidated balance sheets, on a net basis, amounts invoiced to customers that are unpaid when the associated revenue is unearned. The amount of unearned revenue that has been offset against the related accounts receivable totaled approximately $150,000 and $2.3 million at December 31, 2009 and 2008, respectively.

The Company maintains an allowance for estimated uncollectible accounts receivable. The Company estimates the allowance for uncollectible accounts receivable based on its historical experience and records increases or decreases to the allowance as an offset to revenue. In evaluating the adequacy of this allowance the Company considers the length of time the receivables are past due, specific customer creditworthiness, geographic risk, the current business environment and historical discrepancies in business volume reports received from customers. In cases where the customer is new and has not demonstrated the ability to pay, the Company delays recognition of the revenue until such time as the new customer has paid, unless significant and persuasive evidence exists that the customer is creditworthy.

Concentration of credit risk

A significant portion of the Company’s total net revenues comes from a small number of customers. Two customers accounted for 13% and 12%, respectively, of 2009 total net revenues. Two customers accounted for 19% and 11%, respectively, of 2008 total net revenues. Two customers accounted for 19% and 10%, respectively, of 2007 total net revenues.

DivX, Inc.

Notes to Consolidated Financial Statements—(Continued)

As the Company does not ship inventory, credit terms are generally provided given consideration to the small financial commitment of the Company’s resources to any customer transaction. A cash deposit is generally not required. Three customers accounted for 28%, 23% and 11%, respectively, of accounts receivable, net as of December 31, 2009. Two customers accounted for 36% and 28%, respectively, of accounts receivable, net as of December 31, 2008.

Strategic Investments

Investments in equity securities of non-publicly traded companies are accounted for under the cost method. Under the cost method, strategic investments in which the Company holds less than a 20% voting interest and does not have the ability to exercise significant influence are carried at the lower of cost or fair value. During 2007 the Company made an equity investment in deviantART, Inc. (deviantART), a private corporation that aggregates and distributes art via its web community and facilitates an open forum where artists can exhibit their artwork and build community around that art in an effort to drive commerce. The Company’s investment consisted of $3.5 million cash for which it received 146,750 shares of Series A Preferred Stock. As further consideration for the Company’s investment, deviantART entered into an advertising and marketing agreement with the Company. The Company allocated approximately $650,000 of the investment to the advertising and marketing agreement, based on its estimated fair value, and the remaining $2.9 million is carried as an investment. The value allocated to the advertising and marketing agreement has been fully amortized over the period in which the services are being rendered, which was October 2007 through March 2009. As the Company’s ownership is less than 20% and has no influence over their operations and is not a significant direct beneficiary of their services, the investment has been accounted for using the cost basis. This investment is included in other assets on the consolidated balance sheets. The Company periodically reviews this investment for other-than-temporary declines in fair value based on the specific identification method and would write down the investments to its fair values if an other-than-temporary decline has occurred. No such impairment has occurred to date.

The Company estimated the fair value of its investment in deviantART for the purposes of impairment testing using the income approach valuation methodology which includes the discounted cash flow method, based on discrete financial forecasts and incorporates a terminal value calculation for years beyond the internal forecasts. Future cash flows were also discounted to present value by incorporating the present value techniques. Specifically, the income approach valuation used a cash flow discount rate of 36% and terminal value growth rates ranging from 4% to 6%.

Goodwill and other long-lived assets

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. Goodwill is not amortized but tested annually for impairment, or more frequently if the Company believes indicators of impairment exist. The performance of the goodwill impairment test involves a two-step process. The first step involves comparing the fair values of the applicable reporting units with their aggregate carrying values, including goodwill. If the carrying value of a reporting unit exceeds the reporting unit’s fair value, the Company performs the second step of the test to determine the amount of impairment loss. The second step involves measuring the impairment by comparing the implied fair values of the affected reporting unit’s goodwill and intangible assets with the respective carrying values. The Company performed its annual goodwill impairment test as of October 1, 2009, and determined that no impairment existed.

Long-lived assets, such as property and equipment and intangible assets, are evaluated for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. Property and equipment, consisting primarily of office and computer equipment, are recorded at cost.

DivX, Inc.

Notes to Consolidated Financial Statements—(Continued)

Depreciation is computed using the straight-line method over the shorter of the useful lives of the assets or the remaining associated lease terms, which are three to seven years.

Intangible assets resulting from the acquisitions of entities in a business combination accounted for using the purchase method of accounting are recorded at the estimated fair value of the assets acquired. Identifiable intangible assets are comprised of purchased customer relationships, trademarks and tradenames, developed technologies and other intangible assets. Effective January 1, 2009, in-process research and development (IPR&D), and defensive assets acquired are capitalized.

Identifiable intangible assets are amortized using the straight-line method over estimated useful lives ranging from two to eight years by major class as follows:

Weighted Average Useful Life (years)
Developed technologies	7
Tradename	5
Customer lists	6
In-process research and development	7

Format Approval Agreements

The Company has executed format approval fee agreements with various digital media content owners and distributors. The present value of the total considerations of these format approval fee agreements are capitalized as intangible assets and are amortized over the shorter of the contractual life or the estimated useful lives of the format fee approval agreements, which is typically four to five years. The short-term and long-term portion of these capitalized assets are included in other current assets and other assets, respectively, in the consolidated balance sheets. The amortization expenses are typically recorded to sales, general and administrative expenses, with the exception of the format approval fee amortization with one customer, which is being recorded against revenues generated from this customer.

Contingent Consideration

In connection with certain of the Company’s acquisitions, additional contingent consideration was earned by the sellers upon completion of certain future development and performance milestones. Prior to 2009, the Company recognized additional contingent consideration as an additional element of the cost of the acquisition, generally goodwill, when the contingency was resolved beyond a reasonable doubt and the additional consideration was issued or became issuable. Due to changes in the accounting standards regarding business combinations, for all acquisitions consummated on or after January 1, 2009, a liability is recognized on the acquisition date for an estimate of the acquisition date fair value of the contingent consideration based on the probability of achieving the milestones and the probability weighted discount on cash flows. Any change in the fair value of the contingent milestone consideration subsequent to the acquisition date is recognized in selling, general and administrative expenses in the consolidated statements of income.

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

DivX, Inc.

Notes to Consolidated Financial Statements—(Continued)

Foreign currency translation

The functional currency of the Company’s foreign subsidiaries is generally their respective local currency. Assets and liabilities are translated into U.S. dollars at the rate of exchange existing at the balance sheet date. Income statement amounts are translated at the average exchange rates for the period. Translation gains and losses are included as a component of accumulated other comprehensive loss in the consolidated balance sheets. Foreign currency transaction gains and (losses) are included in the consolidated statements of income, principally in other income (expense), net.

Revenue recognition

The Company recognizes revenue for transactions to sell products and services and to license technology when four revenue recognition criteria have been met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the seller’s price to the buyer is fixed or determinable and collectibility is reasonably assured. Revenue from multiple-element arrangements is allocated among separate elements based on their relative fair values, provided the elements have value on a stand-alone basis, there is objective and reliable evidence of fair value, the arrangement does not include a general right of return relative to the delivered item and delivery or performance of the undelivered item(s) is considered probable and substantially in the Company’s control. The maximum revenue recognized on a delivered element is limited to the amount that is not contingent upon the delivery of additional items.

The Company’s licensing revenue is primarily derived from royalties paid to the Company by licensees of the Company’s intellectual property rights. Revenue in such transactions is recognized during the period in which such customers report to the Company the number of royalty-eligible units that they have shipped. Revenue from guaranteed minimum-royalty licenses is recognizable upon delivery of the technology license when no further obligations of the Company exist. Certain of the Company’s license agreements provide for royalties based on its estimations of the volumes of certain units consumer hardware device manufacturers are estimated to ship during a given term for which the Company recognizes revenue over the term of the contractual agreement. In certain guaranteed minimum-royalty licenses and license agreements based on volume estimates, the Company enters into extended payment programs with customers. Revenue related to such extended payment programs is recognized at the earlier of when cash is received or when periodic payments become due to the Company. If the Company receives non-refundable advance payments from licensees that are allocable to a future contract period or could be creditable against other obligations of the licensee to it, the recognition of the related revenue is deferred until such future period or creditable obligation lapses. Royalties and other license fees are recorded net of reserves for estimated losses, and are recognized when all revenue recognition criteria have been met. The Company makes judgments as to whether collectibility can be reasonably assured based on the licensee’s recent payment history unless significant and persuasive evidence exists that the customer is creditworthy. In the absence of a favorable collection history or significant and persuasive evidence that the customer is creditworthy, the Company recognizes revenue upon receipt of cash, provided that all other revenue recognition criteria have been met.

The Company has entered into a contractual relationship to license technology to a customer and the Company also obtained format approval for which it provided consideration to the related customer. In situations where the Company does not receive an identifiable benefit that is sufficiently separable from its customers’ purchase of its products or where it cannot reasonably estimate the fair value of the products or services it is purchasing, the Company records the consideration provided to its customers as an offset to revenues.

The Company recognizes revenue in connection with its software products pursuant to the applicable accounting standards of software revenue recognition. For multiple element software arrangements, the Company recognizes revenue under the residual method when vendor-specific objective evidence of fair value exists for all

DivX, Inc.

Notes to Consolidated Financial Statements—(Continued)

of the undelivered elements of the arrangement, but does not exist for one or more of the delivered elements in the arrangement. Under the residual method, at the outset of the arrangement with a customer, the Company defers revenue for the fair value of its undelivered elements and recognizes the revenue for the remainder of the arrangement fee attributable to the elements initially delivered, such as software licenses. If vendor-specific objective evidence does not exist for an undelivered element in a software arrangement, revenue is recognized over the term of the contractual support period or, if unspecified, 24 to 36 months (depending on the estimated length of the product life cycle, which approximates the support period for the specific product), commencing upon delivery of the Company’s software to the customer. Royalty revenue from license agreements with independent software vendors (ISV), who embed the Company’s products into their own is recognized upon receipt of reports from licensees stating the number of products implementing the Company’s technologies on which royalties are due. In the case of prepayments received from an ISV when the Company provides ongoing support to the ISV in the form of future upgrades, enhancements or other services over the term of the arrangement, revenue is recognized ratably over the term of the contract, as vendor-specific objective evidence does not exist for future support services to be provided.

So long as all of the other elements of revenue recognition are met, the Company recognizes revenues on services during the period such services are provided. The Company is paid for distributing certain third-party software, and recognizes revenue based on the number of third-party software activations made via distribution of such software from the Company’s website. The Company is also paid by content providers and commercial content users to license its technology and encode content into the DivX media format, and recognizes related license revenues and encoding revenues over the estimated contractual life or when such contingent encoding services are provided. Additionally, the Company is paid service fees as a percentage of transaction revenue for electronically distributing encoded media for content providers, and recognizes related revenues in the period that third-party reports on such transactions are received by the Company.

Product development costs

The Company includes research and development costs as part of product development expenses. The Company accounts for research and development costs in accordance with the applicable accounting standards, which specify that costs incurred internally in research and development of a computer software product should be charged to expense until technological feasibility has been established for the product. Once technological feasibility is established, all software costs should be capitalized until the product is available for general release to customers. Judgment is required in determining when technological feasibility of a product is established. The Company has determined that technological feasibility for its software products is reached shortly before the products are available for general release to customers. Through December 31, 2009, the Company has expensed all software development costs when incurred because costs incurred after technological feasibility was established and prior to commercial availability was insignificant. Additionally, the Company incurs website development costs, which are required to be capitalized. However, such costs incurred for software acquired or built while in the application and infrastructure development stage has been insignificant. As a result, all related development costs have been expensed in the period incurred.

Income taxes

The Company uses the asset and liability method of accounting for income taxes. Deferred income tax assets or liabilities are recognized based on the temporary differences between financial statement and income tax basis of assets and liabilities using enacted tax rates in effect for the years in which the differences are expected to reverse. Deferred income tax expenses or credits are based on the changes in the deferred income tax assets or liabilities from period to period. A valuation allowance is recorded when it is more likely than not that some of the deferred tax assets will not be realized.

DivX, Inc.

Notes to Consolidated Financial Statements—(Continued)

Advertising

The Company expenses advertising costs as incurred. Advertising expenses for the years ended December 31, 2009, 2008 and 2007, were approximately $200,000, $1.0 million and $700,000, respectively. In 2008, the Company incurred approximately $500,000 under its advertising services agreement with Google, which completed in 2008. In addition, in 2008, the deviantART advertising and marketing agreement became fully expensed. The Company recorded approximately $400,000 in advertising expenses during 2008 under the deviantART agreement.

Net income per share data

Basic net income per share, or earnings per share (EPS) is calculated by dividing net income by the weighted average number of common shares outstanding during the year. Diluted EPS is calculated by adjusting outstanding shares, assuming any dilutive effects of options, restricted stock awards, and common stock warrants calculated using the treasury stock method. Under the treasury stock method, an increase in the fair market value of our common stock results in a greater dilutive effect from outstanding options, restricted stock awards, and common stock warrants.

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share amounts):

	Year ended December 31,
	2009	2008	2007
Numerator:
Net income	$131	$10,008	$9,208

Denominator:
Weighted-average common shares outstanding (basic)	32,628	32,946	33,939
Common equivalent shares from restricted stock awards	—	19	—
Common equivalent shares from common stock warrants	47	50	244
Common and equivalent shares from options to purchase common stock and unvested shares of common stock subject to repurchase	297	443	1,232

Weighted-average common shares outstanding (diluted)	32,972	33,458	35,415

Basic net income per share	$0.00	$0.30	$0.27

Diluted net income per share	$0.00	$0.30	$0.26

Potentially dilutive securities not included in the calculation of diluted net income per share because to do so would be anti-dilutive are as follows (in thousands):

	Year ended December 31,
	2009	2008	2007
Options to purchase common stock	5,542	3,857	3,260
Common stock warrants	345	218	100
Restricted stock awards	247	—	—

Totals	6,134	4,075	3,360

DivX, Inc.

Notes to Consolidated Financial Statements—(Continued)

Share-based compensation

The Company has in effect stock incentive plans under which incentive stock options have been granted to employees and non-qualified stock options, restricted stock awards, and common stock warrants have been granted to employees and non-employees, including members of the Board of Directors. The Company recognizes share-based compensation expenses using a fair-value based method. The compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as expense over the requisite service periods. For non-employees, the Company remeasures equity instruments awarded to non-employees periodically as the underlying awards vest unless the instruments are fully vested, immediately exercisable and nonforfeitable on date of grant.

The Company uses the Black-Scholes option pricing model to estimate the fair value of options granted. The Black-Scholes option pricing model was developed for use in estimating the value of traded options that have no vesting restrictions and that are freely transferable. The Black-Scholes model considers, among other factors, the expected life of the award and the expected volatility of our stock price. We evaluate the assumptions used to value stock options and stock purchase rights on a quarterly basis. The Company also classifies the cash flows resulting from the tax benefits due to tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) as financing cash flows. See Note 4 for a detailed discussion of share-based compensation.

Recently issued accounting standards

In October 2009, the Financial Accounting Standards Board (FASB) issued new revenue recognition standards for arrangements with multiple deliverables, where certain of those deliverables are non-software related. The new standards modify the requirements that must be met for an entity to recognize revenue from the sale of a delivered item that is part of a multiple-element arrangement when other items have not yet been delivered. The new standards eliminate the requirement that all undelivered elements must have either: i) vendor specific objective evidence (VSOE), or ii) third-party evidence (TPE), before an entity can recognize the portion of overall arrangement consideration that is attributable to items that already have been delivered. In the absence of VSOE or TPE of the standalone selling price for one or more delivered or undelivered elements in a multiple-element arrangement, entities will be required to estimate the selling prices of those elements. Overall arrangement consideration will be allocated to each element (both delivered and undelivered items) based on their relative selling prices, regardless of whether those selling prices are evidenced by VSOE or TPE or are based on the entity’s estimated selling price. The residual method of allocating arrangement consideration has been eliminated. Additionally, the new standards modify the software revenue recognition guidance to exclude from its scope tangible products that contain both software and non-software components that function together to deliver a product’s essential functionality. These new updates are effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 and are effective for us beginning in the first quarter of fiscal 2011, however early adoption is permitted. The Company is currently evaluating the impact of adopting these new standards on the Company’s consolidated financial position, results of operations and cash flows.

In June 2009, the FASB issued the FASB Accounting Standards Codification (the “Codification”) for financial statements issued for interim and annual periods ending after September 15, 2009. The Codification became the single authoritative source for GAAP. The Company adopted the Codification as of September 30, 2009. Accordingly, previous references to GAAP accounting standards are no longer used in the disclosures, including the Notes to the Consolidated Financial Statements. The Codification does not affect the Company’s consolidated financial position, results of operations, or cash flows.

DivX, Inc.

Notes to Consolidated Financial Statements—(Continued)

In June 2009, the FASB issued amended standards for determining whether to consolidate a variable interest entity. These new standards amend the evaluation criteria to identify the primary beneficiary of a variable interest entity and requires ongoing reassessment of whether an enterprise is the primary beneficiary of the variable interest entity. The provisions of the new standards are effective for annual reporting periods beginning after November 15, 2009 and interim periods within those fiscal years. These standards will be effective for the Company beginning in the first quarter of 2010. The Company is currently evaluating the impact of adopting these new standards on the Company’s consolidated financial position, results of operations and cash flows.

In May 2009, the FASB issued new standards for subsequent events, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The new standards became effective for interim and annual reporting periods ended after June 15, 2009. The Company adopted the new standards during the second quarter of 2009 and, as the pronouncement only requires additional disclosures, the adoption did not have an impact on the Company’s consolidated financial position, results of operations or cash flows.

In April 2009, the FASB issued new standards for the recognition and measurement of other-than-temporary impairments for debt securities which replaced the pre-existing “intent and ability” indicator. These new standards specify that if the fair value of a debt security is less than its amortized cost basis, an other-than-temporary impairment is triggered in circumstances where (1) an entity has an intent to sell the security, (2) it is more likely than not that the entity will be required to sell the security before recovery of its amortized cost basis, or (3) the entity does not expect to recover the entire amortized cost basis of the security (that is, a credit loss exists). Other-than-temporary impairments are separated into amounts representing credit losses which are recognized in earnings and amounts related to all other factors which are recognized in other comprehensive income (loss). These new standards became effective for interim and annual periods ended after June 15, 2009 and the Company adopted these standards in the second quarter of 2009. The adoption did not have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

In April 2009, the FASB issued new standards which provide guidance on how to determine the fair value of assets and liabilities when the volume and level of activity for the asset or liability has significantly decreased. These new standards also provide guidance on identifying circumstances that indicate a transaction is not orderly. In addition, the Company is required to disclose in interim as well as annual reporting periods the inputs and valuation techniques used to measure fair value and discussion of changes in valuation techniques. The new standards became effective for interim reporting periods ended after June 15, 2009. The Company adopted these standards in the second quarter of 2009 and they did not have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

In April 2008, the FASB issued new standards which provided guidance on how to determine the useful life of intangible assets by amending the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets. This new guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions. These standards became effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. The Company adopted these new standards in the first quarter of 2009. The effect of the adoption of these new standards is reflected in the Company’s 2009 consolidated financial statements.

In December 2007, the FASB revised their guidance for business combinations and non-controlling interests. The new standards establishes principles and requirements for the acquirer of a business to recognize and measure in its financial statements the identifiable assets (including in-process research and development and defensive assets) acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. Prior to the

DivX, Inc.

Notes to Consolidated Financial Statements—(Continued)

new standards, in-process research and development costs were immediately expensed and acquisition costs were capitalized. Under the new standards, all acquisition costs are expensed as incurred. The standards also provide guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of financial statements to evaluate the nature and financial effects of the business combination. The new standards also amend the provisions for the initial recognition and measurement, subsequent measurement and accounting, and disclosures for assets and liabilities arising from contingencies in business combinations. This update also eliminates the distinction between contractual and non-contractual contingencies. The new standards became effective for financial statements issued for fiscal years beginning after December 15, 2008 and the Company adopted these new standards in the first quarter of 2009. The effect of the adoption is reflected in the Company’s 2009 consolidated financial statements.

2. Investments and Fair Value Measurements

Investments

The following tables summarize investments by security type (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2009
Trading securities:
Auction rate securities and put option				$14,250
Available-for-sale securities:
Commercial paper	$4,995	$—	$—	4,995
Certificates of deposit	4,153	—	—	4,153
Corporate bonds	51,156	130	(41)	51,245
Municipal bonds	2,005	3	—	2,008
U.S. government agency notes	48,384	31	(19)	48,396

Total short-term investments	110,693	164	(60)	125,047

Auction rate securities - long-term investments	4,120	—	(341)	3,779

Total investments	$114,813	$164	$(401)	$128,826

December 31, 2008
Available-for-sale securities:
Commercial paper	$6,201	$1	$(16)	$6,186
Corporate bonds	31,531	43	(90)	31,484
U.S. government agency notes	35,990	237	—	36,227

Total short-term investments	73,722	281	(106)	73,897

Auction rate securities and put option - long-term investments	18,665	—	(697)	17,968

Total investments	$92,387	$281	$(803)	$91,865

DivX, Inc.

Notes to Consolidated Financial Statements—(Continued)

The following table summarizes the contractual maturities of the Company’s available-for-sale securities (in thousands):

	December 31,
	2009	2008
Less than one year	$90,114	$63,810
Due in one to five years	34,933	10,087
Due after five years	3,779	17,968

	$128,826	$91,865

Asset-backed securities have been allocated within the contractual maturities table based upon the set maturity date of the security. Realized gains and losses on investments are included in interest income (expense), net, in the accompanying consolidated statements of income. The Company recorded realized gains on its investments of $44,000 and $61,000 in the years ended December 31, 2009 and 2008, respectively.

As of December 31, 2009, certain of the Company’s ARS with a fair value of approximately $3.8 million had been in a continuous unrealized loss position for a period of more than 12 months. As of December 31, 2009, the unrealized losses on these investments were approximately $340,000. The gross unrealized losses on these ARS Investments as of December 31, 2009 were primarily due to the illiquidity of the Company’s ARS. The Company believes that it will be able to collect all principal and interest amounts due at maturity given the high credit quality of these investments. Since the decline in the market value of these investments is attributable to changes in market conditions and not credit quality, and since the Company has the ability and intent to hold those investments until a recovery of par value, which may be maturity, the Company does not consider these investments to be other-than temporarily impaired as of December 31, 2009.

The Company’s short-term investments consist primarily of commercial paper, certificates of deposit, corporate bonds, U.S. government agency notes, and ARS, which are long-term variable rate bonds tied to short-term interest rates. The Company’s long-term investments consist of ARS. At December 31, 2009, the Company’s holdings of ARS, aggregated approximately $18.0 million in fair value (including related put option), $14.2 million of which were included in short-term investments and the remaining $3.8 million included in long-term investments in the consolidated balance sheets. After the initial issuance of the ARS, the interest rate on the underlying securities is reset periodically, at intervals established at the time of issuance (primarily every 27 to 34 days), based on market demand for a reset period. ARS are bought and sold in the marketplace through a competitive bidding process often referred to as a “Dutch auction.” If there is insufficient interest in the securities at the time of an auction, the auction may not be completed and the rates may be reset to predetermined “penalty” or “maximum” rates. In February 2008, auctions began to fail for these securities and each auction since then has failed. As of December 31, 2009, the Company held $18.4 million par value ARS, all of which experienced failed auctions during the year. The underlying assets of the securities consisted of student loans and municipal bonds, of which $16.8 million were guaranteed by the U.S. government and the remaining $1.6 million were privately insured. All of these ARS had credit ratings of AAA, except one rated AA1 and two rated A3, by a rating agency. These ARS have contractual maturity dates ranging from 2030 to 2047. The Company is receiving the underlying cash flows on all of its ARS. The principal associated with failed auctions is not expected to be accessible until a successful auction occurs, the issuer redeems the securities, a buyer is found outside of the auction process or the underlying securities mature. The Company is unable to predict if these funds will become available before their maturity dates. As such, the ARS were classified as long-term investments as of December 31, 2008.

DivX, Inc.

Notes to Consolidated Financial Statements—(Continued)

In November 2008, the Company accepted an offer (the Right), from UBS, entitling it to sell at par value ARS originally purchased from UBS at anytime during a two-year period from June 30, 2010 through July 2, 2012. As of December 31, 2009, the Company held $14.2 million par value ARS purchased from UBS. In accepting the Right, the Company granted UBS the authority to sell or auction the ARS at par at any time up until the expiration date of the offer and released UBS from any claims relating to the marketing and sale of ARS. Although the Company expects to sell its ARS under the Right, if the Right is not exercised before July 2, 2012 it will expire and UBS will have no further rights or obligation to buy the Company’s ARS. In lieu of the Company’s acceptance of the Right, ARS will continue to accrue and pay interest as determined by the auction process or the terms specified in the prospectus of the ARS if the auction process fails. The value of the Right may largely offset the decline in fair value of the ARS subject to the put option issuer’s ability to perform. The issuers of the ARS continue to have the right to redeem the securities at their discretion. The Right also provides the Company with access to loans of up to 75% of the par value of the unredeemed securities until June 30, 2010. These loans would carry interest rates which would be consistent with the interest income on the related ARS. As of December 31, 2009, the Company had no loans outstanding under this Right. UBS’s obligations under the Right are not secured by its assets and do not require UBS to obtain any financing to support its performance obligations under the Rights. As the Company can exercise its Rights with UBS starting June 30, 2010, the $14.2 million ARS held with UBS was classified as short-term investments as of December 31, 2009.

The Company’s Right to sell the ARS to UBS commencing June 30, 2010 represents a put option for a payment equal to the par value of the ARS. As the put option is non-transferable and cannot be attached to the ARS if they are sold to another entity other than UBS, it represents a freestanding instrument between the Company and UBS. The Company elected the fair value option and recorded the put option in long-term investments. During 2008, the Company recorded a gain of $2.3 million representing (i) the initial fair value of the put option, and (ii) the changes in the fair value of the put option from November to the end of the year. The Company recorded a loss of $2.5 million representing (a) the transfer of the UBS ARS from available-for-sale to trading securities and, accordingly, recognizing the unrealized losses previously recorded in accumulated other comprehensive (loss) income in earnings at the election date, and (b) the subsequent changes in fair value from the election date to the end of the year. The transfer from available-for-sale to trading securities was a one-time election. Both the gain from recording the put option at fair value and the loss due to the transfer from available-for-sale to trading securities, as well as subsequent fair value adjustments, were recorded in other income (expense), net in the consolidated statements of income.

During 2009, the Company recorded in other income (expense), net in the consolidated statements of income a loss of $745,000 and a gain of $930,000 representing the changes in the fair value of the put option and of the ARS, respectively. In January 2010, $2.5 million of ARS held by UBS were redeemed at par.

The Company has the ability and intent to hold its non-UBS investments for a period of time sufficient to allow for any anticipated recovery in market value or final settlement at the underlying par value, as the Company believes that the credit ratings and credit support of the security issuers indicate that they have the ability to settle the securities at par value. As such, the Company has determined that no other-than-temporary impairment losses existed as of December 31, 2009.

DivX, Inc.

Notes to Consolidated Financial Statements—(Continued)

Fair Value Measurements

The following table represents the Company’s fair value hierarchy for its assets and liabilities measured at fair value on a recurring basis as of December 31, 2009 (in thousands):

	Fair Value	Level 1	Level 2	Level 3
Assets:
Money market funds	$9,011	$9,011	$—	$—
Short-term investments:
Commercial paper	4,995	4,995	—	—
Certification of deposit	4,153	4,153	—	—
Corporate bonds	51,245	51,245	—	—
Municipal bonds	2,008	2,008	—	—
U.S government agency notes	48,396	48,396	—	—
Auction rate securities	12,684	—	—	12,684
Put option	1,566	—	—	1,566
Long-term investments:
Auction rate securities	3,779	—	—	3,779

Total assets at fair value	$137,837	$119,808	$—	$18,029

Liabilities:
Acquisition related contingent consideration liabilities
Current	$1,976	—	—	$1,976
Long-term	2,659	—	—	2,659

Total liabilities at fair value	$4,635	—	—	$4,635

Historically, the fair value of ARS approximates par value due to the frequent resets through the auction process. While the Company continues to earn interest on its ARS investments at the contractual rate, these investments are not currently trading and therefore do not have a readily determinable market value. Accordingly, the estimated fair value of the ARS no longer approximates par value. At December 31, 2009, the Company utilized a discounted cash flow approach to arrive at this valuation based on Level 3 inputs for the ARS. The assumptions used in preparing the discounted cash flow model include estimates of, based on data available as of December 31, 2009, interest rates, timing and amount of cash flows, credit and liquidity premiums, and expected holding periods of the ARS. The Company valued the put option asset using a discounted cash flow approach including estimates of, based on Level 3 data available as of December 31, 2009, interest rates, timing and amount of cash flow, adjusted for any bearer risk associated with UBS’s financial ability to repurchase the ARS beginning June 30, 2010. The assumptions used in valuing both the ARS and the put option are volatile and subject to change as the underlying sources of these assumptions and market conditions change.

DivX, Inc.

Notes to Consolidated Financial Statements—(Continued)

The following table provides reconciliation for all assets measured at fair value using significant unobservable inputs (Level 3) for the year ended December 31, 2009 (in thousands):

	Fair Value Measurements at Reporting Date Using Significant Unobservable Inputs (Level 3)
	Put Option	ARS
Balance at January 1, 2009	$2,311	$15,657
Redemption of ARS investments	—	(480)
Total gains or (losses):
Included in accumulated other comprehensive income	—	356
Included in net income	(745)	930

Balance at December 31, 2009	$1,566	$16,463

On August 27, 2009, the Company acquired substantially all the assets of AnySource Media, LLC, (AnySource), a technology company developing software and service platforms for Internet-enabled video devices. The total consideration for the net assets acquired included contingent consideration of up to $7.5 million upon the achievement of certain technical product development milestones and certain revenue and distribution milestones. On the acquisition date, a liability was recognized for an estimate of the acquisition date fair value of the contingent milestone consideration based on the probability of achieving the milestones and the probability weighted discount on cash flows. As of December 31, 2009, the Company reassessed the fair value of the remaining contingent consideration at $4.6 million.

This fair value measurement is based on significant inputs not observed in the market and thus represents a Level 3 measurement. Level 3 instruments are valued based on unobservable inputs that are supported by little or no market activity and reflect the Company’s own assumptions in measuring fair value. Discount rates considered in the assessment of the acquisition date fair value for the contingent milestones totaling $5.0 million range from approximately 6% to 23%. Future changes in fair value of the contingent milestone consideration, as results of changes in significant inputs such as the discount rate and estimated probabilities of milestone achievements, could have a material effect on the statement of income and financial position in the period of the change.

3. Financial Statement Details

Property and Equipment

Property and equipment consists of the following (in thousands):

	December 31,
	2009	2008
Computer equipment	$8,898	$8,536
Software	2,107	2,071
Leasehold improvements	1,329	1,177
Furniture and fixtures	485	495
Office equipment	171	175

	12,990	12,454
Less accumulated depreciation and amortization	(10,847)	(8,643)

	$2,143	$3,811

DivX, Inc.

Notes to Consolidated Financial Statements—(Continued)

Depreciation and amortization expense for property and equipment was $2.3 million, $2.9 million, and $1.9 million for the years ended December 31, 2009, 2008 and 2007.

Purchased Intangible Assets

Purchased intangible assets consist of the following (in thousands):

	December 31, 2009			December 31, 2008
	Gross	Accumulated Amortization(1)	Net	Gross	Accumulated Amortization(1)	Net
Developed technologies	$11,075	$(3,702)	$7,373	$10,814	$(1,916)	$8,898
Tradename	1,764	(838)	926	1,723	(632)	1,091
Customer lists	1,372	(676)	696	1,340	(361)	979
In-process research and development	4,345	—	4,345	—	—	—

Total purchased intangible assets	$18,556	$(5,216)	$13,340	$13,877	$(2,909)	$10,968

(1)	Included in accumulated amortization is a tradename impairment charge of $632,000, which occurred in 2008.

Amortization expenses related to purchased intangible assets were $2.2 million, $2.0 million and $277,000 in 2009, 2008 and 2007, respectively, including amortization expenses related to the developed technologies of $1.7 million, $1.8 million and $228,000 in 2009, 2008 and 2007, respectively. All amortization expenses related to purchased intangible assets are included in selling, general and administrative expenses in the consolidated statements of income. The change in the costs of the intangible assets reflects the change in foreign currency exchange rates as such assets are denominated in Euros.

Future estimated amortization expense over the following five-year period is as follows (in thousands):

2010	$2,265
2011	2,730
2012	2,660
2013	2,158
2014	1,802

Format Approval Agreements

In 2009, the Company executed several format approval agreements with various digital media content owners and distributors, for a total consideration of $850,000. Such format approval agreements allow online retailers to offer titles for secure download in the DivX format. The present value of the total considerations of these format approval fee agreements are capitalized as intangible assets and are amortized over the estimated useful life of the format fee approval agreements, which is typically four to five years. The short-term and long-term portion of these capitalized assets are included in other current assets and other assets, respectively, in the consolidated balance sheet. The amortization expenses are typically recorded to sales, general and administrative expenses in the consolidated statements of income.

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

DivX, Inc.

Notes to Consolidated Financial Statements—(Continued)

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

In December 2007, the Company executed a format approval fee agreement with Sony Pictures Television (SPT). This agreement provides for SPT to allow online retailers to offer SPT’s titles for secure download in the DivX format for playback on DivX Certified consumer electronics devices. The total consideration paid by the Company to SPT was a one-time non-refundable fee of $1.5 million and fully vested warrants to purchase 100,000 shares of the common stock of DivX with a strike price of $16.14 and an exercise period of 18 months. The value of these warrants at the date of issuance was approximately $300,000. The total consideration of $1.8 million was capitalized as an intangible asset and is being recorded against revenues generated from Sony Corporation over the estimated useful life of the format approval fee agreement, which is estimated to be five years.

As of December 31, 2009, the Company had $2.3 million in prepaid format approval fees included in prepaid expenses, and $3.4 million of format approval fees included in other assets. The Company also had an accrued format fee liability of $2.3 million, of which $750,000 was included in accounts payable, $820,000 was included in current liabilities, and $713,000 was included in long-term liabilities as of December 31, 2009.

Restructuring Costs

During the first quarter of 2008, the Company shut down Stage6, the Company’s online video community service. As a result of the shut down, the Company evaluated the long-lived assets associated with Stage6 for impairment. Based on the Company’s forecasts, the Company concluded that the carrying amount of certain computers and computer equipment, prepaid assets and an intangible asset were not recoverable. As a result, an impairment loss equal to the assets’ remaining carrying amounts of approximately $350,000 was recorded in selling, general and administrative expenses in the consolidated statements of income in the year of 2008.

In addition, the Company identified several contractual obligations associated with Stage6 that were determined to have no future economic value after the shut down. As a result, the Company recorded a loss of $477,000 on those contractual obligations in operating expenses in the consolidated statements of income in 2008. As of December 31, 2008, no future termination costs existed or were accrued.

DivX, Inc.

Notes to Consolidated Financial Statements—(Continued)

4. Stockholders’ equity

Common Stock

The Company had 200,000,000 shares of common stock authorized and 32,818,797 shares of common stock outstanding as of December 31, 2009.

Stock options

In July 2006, the Company adopted its 2006 Equity Incentive Plan (2006 Plan), which became effective immediately following the closing date of the Company’s initial public offering. A total of 10,934,265 shares of common stock are reserved under the 2006 Plan as of December 31, 2009. Such number is automatically increased on January 1 of each year by the lesser of (i) five percent of the total number of shares of common stock outstanding on December 31 of the previous year or (ii) 5,000,000 shares of common stock, subject to adjustments provided in the 2006 Plan, or such smaller amount of shares of common stock as the board of directors or compensation committee may designate. Generally, options granted under the 2006 Plan are exercisable for up to 10 years from the date of grant and vest over a four-year period. The Company also has a 2000 Stock Incentive Plan (2000 Plan). The Company has reserved 6,579,011 shares of common stock for issuance under the 2000 Plan. Generally, options granted under the 2000 Plan are exercisable for up to 10 years from the date of grant and vest over a four-year period. The 2000 Plan allows for early exercise of unvested options. The Company does not make grants from the 2000 Plan. Upon the exercise of an option prior to vesting, the Company has a right to repurchase such shares at the original exercise price to the extent that they have not vested in accordance with the related option agreement. The consideration received for the exercise of an unvested stock option granted is considered a deposit of the exercise price, and thus is a liability that is recorded by the Company. The liability associated with this potential for repurchase, and the related shares, are only reclassified into equity as the option award vests. As a result, the Company has recorded a liability of $2,000, $19,000 and $114,000 as of December 31, 2009, 2008 and 2007, respectively, for the unvested portion of early stock option exercises.

Following is a summary of all stock option activity for the years ended December 31, 2009, 2008 and 2007 (in thousands, except per share amounts):

	Options	Weighted-average exercise price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Balance at December 31, 2006	1,983	$5.36	7.7	$35,765
Granted	4,202	16.89
Exercised	(683)	1.68
Canceled	(1,257)	16.73

Balance at December 31, 2007	4,245	$14.04	8.9	$10,374
Granted	2,165	7.36
Exercised	(277)	0.87
Canceled	(1,079)	13.47

Balance at December 31, 2008	5,054	$10.44	8.6	$1,688

Granted	2,435	5.08
Exercised	(70)	2.00
Canceled	(975)	9.35

Balance at December 31, 2009	6,444	$8.67	7.7	$2,849

Vested at December 31, 2009	2,627	$10.39	6.5	$1,627

Vested and expected to vest at December 31, 2009	5,668	$8.95	7.5	$2,556

Exercisable at December 31, 2009	2,651	$10.36	7.6	$1,652

DivX, Inc.

Notes to Consolidated Financial Statements—(Continued)

The number of shares subject to repurchase that were unvested at December 31, 2009, 2008 and 2007 includes 408, 12,385, and 122,887shares at a weighted average exercise price of $4.76, 1.51, and $0.93, respectively.

As of December 31, 2009, 1,073,873 and 4,558,591 shares were available for future grant under the 2000 Plan and the 2006 Plan, respectively.

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

The Company issued 214,979, 126,789 and 136,898 shares under the Purchase Plan in the years ended December 31, 2009, 2008 and 2007, respectively. As of December 31, 2009, there were 2,060,278 shares reserved for grant under this program.

Restricted Stock Awards

In March 2008, the Board of Directors, pursuant to the 2006 Plan, granted 377,000 restricted stock units (RSUs) to executives and an employee at a fair value of $7.32 per share. These RSUs vest in quarterly increments over a four-year period. Shares of common stock that underlie the RSUs are issued upon vesting of the awards.

Restricted stock award activity for 2009, is as follows in thousands:

	2009
	Non-vested Restricted Stock Awards	Weighted Average Grant Date Fair Value
Beginning balance	284	$7.32
Released	(87)	7.32

Ending balance	197	$7.32

Unvested restricted stock awards are not considered outstanding in the computation of basic earnings per share.

DivX, Inc.

Notes to Consolidated Financial Statements—(Continued)

Information regarding restricted stock awards outstanding as of December 31, 2009 is summarized below:

	Number of Shares	Weighted Average Remaining Vesting Period	Aggregate Intrinsic Value* (thousands)
As of December 31, 2009
Shares outstanding	197	1.2 years	$1,110
Shares vested and expected to vest	177	1.2 years	$999

*	The intrinsic value is calculated as the market value as of end of the year. As reported by the NASDAQ Global Select Market, the market value as of December 31, 2009 was $5.64 per share.

Warrants

A summary of warrant activity is as follows (in thousands, except per share data):

	December 31,
	2009		2008		2007
	Number of Warrants	Weighted Average Exercise Price	Number of Warrants	Weighted Average Exercise Price	Number of Warrants	Weighted Average Exercise Price
Outstanding, beginning of year	544	$8.25	175	$10.46	583	$1.00
Granted	—	—	370	7.20	100	16.14
Exercised	—	—	(1)	0.73	(508)	0.73
Expired	(150)	13.91	—	—	—	—

Outstanding, end of year	394	$6.10	544	$8.25	175	$10.46

In December 2007 and in June 2008, the Company executed format approval fee agreements with Sony Pictures Television, or SPT, and Sony Pictures Television International, or SPTI, respectively. In October 2008, the Company executed a format approval and license agreement with Warner Brothers, or WB. In connection with the execution of these agreements, the Company issued SPT, SPTI and WB fully vested warrants to purchase 100,000 shares, 50,000 shares and 320,000 shares of the common stock of the Company, respectively. In 2009, fully vested warrants granted under the SPT and SPTI contracts expired. Fully vested warrants granted under the WB contract can be exercised for a strike price of $6.85, over an exercise period of 22 months.

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

DivX, Inc.

Notes to Consolidated Financial Statements—(Continued)

Shares of common stock reserved for issuance

As of December 31, 2009 and 2008, shares of common stock reserved for issuance were as follows (In thousands):

	December 31,
	2009	2008
Common stock options outstanding	6,444	5,054
Common stock options available for grant	5,633	7,093
Warrants	394	544

Total common shares reserved for future issuance	12,471	12,691

5. Share-based Compensation

Stock Options

The Company recognizes all share-based payments to employees in the financial statements as compensation expense, including grants of employee stock options, over the vesting period based on their grant date fair values. To determine share-based compensation, the Company uses the Black-Scholes option pricing model to estimate the fair value of options granted under employee share-based compensation plans. The Black-Scholes option pricing model requires the Company to estimate a variety of factors, including the expected term of the option, the volatility of the Company’s common stock, the applicable risk-free rate, dividend yield and the forfeiture rate. The expected term represents the weighted-average period that the stock options are expected to be outstanding. The Company uses the historical volatility of its common stock as well as the historical volatility of a comparable peer group. The peer group historical volatility is used due to the limited trading history of the Company’s common stock. The Company uses a risk-free interest rate that is based on the implied yield available on U.S. Treasury issued with an equivalent remaining term at the time of grant. The Company has not paid dividends in the past and currently does not plan to pay any dividends in the foreseeable future and as such, dividend yield is assumed to be zero for the purposes of valuing the stock options granted.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes method with the following assumptions in the years ended December 31, 2009, 2008 and 2007:

	2009	2008	2007
Average expected life (in years)	5.71	6.05	6.24
Average interest rate	2.5%	3.0%	4.6%
Average volatility	62%	54%	48%
Dividend yield	—	—	—

On May 8, 2008, the Board of Directors approved an option repricing program by the Company. Pursuant to the Board of Directors’ approval, the Company reduced the exercise price of all outstanding non-vested, non-qualified stock options granted to all employees (excluding Section 16 officers) who had exercise prices of $11.00 and above. Approximately 250 employees were included in this program. The exercise price of such options was re-set to $9.79 per share, which was equal to 110% of $8.90, the fair market value of the Company’s common stock as of May 8, 2008. This modification to the existing stock options resulted in an approximately $1.5 million incremental increase in value of the related stock options, the incremental stock compensation cost of which will be recognized by the Company ratably over the remaining life of such stock options. During the year ended December 31, 2008, the Company recorded approximately $300,000 in additional share-based compensation expenses directly associated with the re-priced stock options. During the year ended December 31, 2009, the Company recorded approximately $500,000 in additional share-based compensation expenses directly associated with the re-priced stock options.

DivX, Inc.

Notes to Consolidated Financial Statements—(Continued)

As of December 31, 2009, there was $16.9 million of unrecognized share-based compensation cost which is expected to be recognized over a weighted-average period of 2.8 years. The Company recorded cash received from the exercise of stock options of $141,000, $241,000 and $1.1 million during the years ended December 31, 2009, 2008 and 2007, respectively. Upon option exercise, the Company issues new shares of common stock.

The estimated weighted-average fair value of an option to purchase one share of common stock granted during 2009, 2008 and 2007 was $2.93, $3.89 and $8.42, respectively. The total intrinsic value of options exercised during 2009, 2008 and 2007 was $228,000, $2.8 million and $10.3 million, respectively. The total fair value of options vested during 2009, 2008 and 2007 was $8.4 million, $8.1 million, and $5.2 million, respectively.

2006 Employee Stock Purchase Plan

The fair value of each compensatory share purchase right is estimated on the date of grant using the Black-Scholes option pricing model. The following assumptions were used in estimating the fair value of the purchase rights during 2009, 2008 and 2007:

	2009	2008	2007
Average expected term (in years)	0.49	0.50	0.56
Average risk-free interest rate	0.3%	1.4%	4.2%
Average expected volatility	73%	80%	41%
Dividend yield	—	—	—

The weighted-average estimated fair value of each compensatory share purchase right issued during 2009, 2008 and 2007 was $1.73, $2.49, and $5.14, respectively.

Restricted Stock Awards and Warrants

The company recognized the estimated compensation cost of restricted stock awards, net of estimated forfeitures, over the vesting term. The estimated compensation cost is based on the fair value of our common stock on the date of grant. In March 2008, the Board of Directors, pursuant to the 2006 Plan, granted 377,000 shares of restricted stock to executives and an employee at a fair value of $7.32 per share. The restricted stock awards vest in quarterly increments over a four-year period. The Company estimated the aggregate fair value of this award at approximately $2.8 million which is being amortized and recorded as compensation expense ratably over a period of four years. No restricted stock awards were granted in 2009. The total fair value of restricted stock awards vested during 2009 was approximately $640,000.

As of December 31, 2009, the warrants outstanding include primarily the fully vested warrants to purchase 320,000 shares of the common stock of the Company issued in connection with the execution of the format approval fee agreements with WB. Such fully vested warrants can be exercised for strike prices of $6.85, over exercise periods of 22 months. The fair value of these warrants at the date of issuance was assessed at approximately $300,000. The Company determined the value of warrants at the date of grant using the Black-Scholes option pricing model based on the estimated fair value of the underlying stock, a volatility rate of 50%, no dividends, a risk-free interest rate of 1.4%, and an expected life that coincides with the maximum exercise period of the warrants. The value of these warrants is being recorded as a as marketing expense, over the useful life of the format fee agreement of approximately four years.

DivX, Inc.

Notes to Consolidated Financial Statements—(Continued)

6. Commitments

The Company has multiple operating leases for facilities and equipment expiring through 2014. As of December 31, 2009, the Company has no outstanding capital leases. Rent expense under operating leases was $1.6 million, $1.2 million, and $1.0 million for the years ended December 31, 2009, 2008, and 2007, respectively.

Future minimum payments under non-cancelable operating leases with initial terms of one year or more consists of the following at December 31, 2009 (in thousands):

Operating leases
2010	$1,335
2011	1,225
2012	1,019
2013	1,046
2014	264

Total minimum lease payments	$4,889

In addition, the Company has also entered into royalty-bearing license agreements with MPEG LA under which it pays royalties to MPEG LA based on each unit of its software products distributed up to certain contractual maximum royalty amounts. These license agreements with MPEG LA expire through 2013, unless terminated earlier. For the years ended December 31, 2009, 2008, and 2007, royalty expenses incurred under these license agreements totaled $7.4 million, $2.0 million, and $2.0 million, respectively.

7. Contingencies

Legal Matters

On October 22, 2007, following the filing of the Company’s declaratory relief action which was subsequently dismissed, Universal Music Group, Inc. (UMG), filed a lawsuit against the Company in the Central District of California, alleging copyright infringement and seeking monetary damages related to the Company’s operation of the Stage6 online video community service, which was shut down on February 29, 2008. On November 11, 2009, the Company entered into a Settlement Agreement with UMG (UMG Settlement) pursuant to which the Company and UMG agreed to dismiss with prejudice all of the pending claims in the UMG litigation. Under the UMG Settlement, upon the occurrence of certain triggers, the Company may be obligated to pay to UMG either $6 million or $15 million. As of the date of this filing, no amounts are due from the Company to UMG under the UMG Settlement.

As the Company does not believe that a loss, if any, under the UMG Settlement is probable, no amounts have been accrued in the accompanying consolidated financial statements.

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

DivX, Inc.

Notes to Consolidated Financial Statements—(Continued)

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

8. Income taxes

Income before income taxes is comprised of the following (in thousands):

	Year Ended December 31,
	2009	2008	2007
Domestic	$805	$20,745	$9,573
Foreign	1,619	(4,133)	(1,339)

	$2,424	$16,612	$8,234

The components of the income tax provision (benefit) were as follows (in thousands):

	Year ended December 31,
	2009	2008	2007
Current:
Federal	$138	$5,089	$(954)
State	223	2,013	547
Foreign	3,231	3,420	3,400

Total current	3,592	10,522	2,993
Deferred
Federal	(3,014)	(1,676)	(3,361)
State	1,304	(620)	(525)
Foreign	411	(1,622)	(81)

Total deferred	(1,299)	(3,918)	(3,967)

Total income tax provision (benefit)	$2,293	$6,604	$(974)

DivX, Inc.

Notes to Consolidated Financial Statements—(Continued)

The following is a reconciliation of the expected statutory federal income tax provision (benefit) to the Company’s actual income tax provision (benefit) (in thousands):

	Year ended December 31,
	2009	2008	2007
Expected income tax provision at federal statutory tax rate	$849	$5,816	$2,882
State income tax provision (benefit), net of federal benefit	(166)	875	16
Stock compensation	213	449	320
Foreign income taxes	3,642	3,420	3,298
Valuation allowance	—	(320)	(742)
Tax credits	(3,836)	(3,202)	(3,928)
Net change in reserves	—	(248)	(1,744)
State tax law change	1,155	—	—
Utilization of net operating loss carryforward	—	—	(1,825)
Other	436	(186)	749

Income tax provision (benefit)	$2,293	$6,604	$(974)

Significant components of the Company’s deferred taxes as of December 31, 2008 and 2009, are as follows (in thousands):

	Year ended December 31,
	2009	2008
Deferred tax assets:
Net operating loss carryforwards	$984	$2,269
Share-based compensation	6,487	4,859
Accrued expenses	542	544
Amortization expense	2,654	2,029
Research and development and other tax credits	2,272	2,025
Allowance for uncollectible accounts receivable	79	338
State taxes	199	705
Deferred revenue	343	280
Depreciation expense	464	419
Unrealized losses on investments	149	358
Unrealized losses on foreign currency exchange rate conversion	214	292
Other, net	520	151

Total deferred tax assets	14,907	14,269
Less: Deferred tax liabilities - purchased intangible assets	2,699	3,440

Total net deferred tax assets	$12,208	$10,829

At December 31, 2009, the Company has U.S. federal, California and foreign net operating loss carryforwards of approximately $700,000, $600,000 and $2.3 million, respectively. Federal and California net operating loss carryforwards will begin to expire in 2021 and 2011, respectively, unless previously utilized. Foreign net operating loss carryforwards will begin to expire five years from the year they were generated.

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

Effective January 1, 2007, we adopted the new standards of accounting for uncertainties in income taxes, which requires that any liability created for unrecognized tax benefits be disclosed. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Unrecognized tax benefits balance at January 1, 2007	$3,151
Increases related to current year tax positions	135
Reversal of accrued unrecognized tax benefits	(2,019)
Decrease in unrecognized tax benefits for years prior to 2007	(641)

Unrecognized tax benefits balance at January 1, 2008	$626
Increases related to current year tax positions	49
Decrease in unrecognized tax benefits for years prior to 2008	(297)

Unrecognized tax benefits balance at December 31, 2008	378
Increases related to current year tax positions	11

Unrecognized tax benefits balance at December 31, 2009	$389

All of the unrecognized tax benefits, if recognized, would affect the effective tax rate. The Company does not anticipate there will be a significant change in the unrecognized tax benefits within the next 12 months.

It is the Company’s practice to include interest and penalties that relate to uncertain income tax matters as a component of income tax expense. At December 31, 2009, the Company had accrued approximately, $45,000 of interest and $0 of penalties relating to uncertain tax matters.

DivX, Inc.

Notes to Consolidated Financial Statements—(Continued)

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

During 2009, the Company had a net shortfall of $838,000 debited to income tax expense (benefit), which related to the reversal of previously recorded deferred tax assets relating to employee share based compensation programs for employees no longer employed at the Company. During 2008, the Company had a net shortfall of $744,000 debited to stockholders’ equity, which related to the reversal of previously recorded deferred tax assets relating employee share-based compensation programs for employees no longer employed at the Company. A tax benefit of $60,000 for the year ended December 31, 2007, related to employee share-based compensation programs were credited to stockholders’ equity.

9. Employee retirement plan

The Company has a 401(k) defined contribution retirement plan covering all employees who have completed one month of service. Participants may contribute up to 15% of annual compensation. The Company may, at its sole discretion, match 50% of employee contributions up to 4% of gross wages. For the years ended December 31, 2009 and 2008, the Company provided a matching contribution of $230,000 and $198,000. For the year ended December 31, 2007 there was no matching contribution made by the Company.

10. Segment information and concentration of risk

Segment information

The Company’s operations are located primarily in the United States, and most of its assets are located in San Diego, California. The Company operates in one segment. Our chief operating decision-maker reviews our operating results on an aggregate basis and manages our operations as a single operating segment. Revenues are derived the following geographic regions from which our customers manufacture products:

	Year Ended December 31,
	2009	2008	2007
	(in thousands)
North America	$13,030	$24,425	$19,140
Europe	8,016	11,332	15,532
Asia	49,455	57,953	49,865
Rest of world	105	195	325

Total	$70,606	$93,905	$84,862

Concentration of risk

The Company has historically generated a substantial amount of its revenue from international sales. Any significant decline in the Company’s international sales could have a material adverse effect on its business, financial condition and results of operations.

For the years 2009, 2008 and 2007, the Company’s revenues outside North America comprised 81%, 74% and 77%, respectively, of its total net revenues. In addition, a large number of the Company’s consumer hardware device manufacturer customers are located in Asia, which comprised 70%, 62% and 59% of the Company’s total net revenues for 2009, 2008 and 2007, respectively.

DivX, Inc.

Notes to Consolidated Financial Statements—(Continued)

11. Business Acquisitions and Combinations

AnySource Media

On August 27, 2009, the Company acquired substantially all the assets of AnySource Media, LLC, (AnySource), a technology company developing software and service platforms for Internet-enabled consumer electronics devices. The Company believes that the AnySource transaction will help the Company meet its goal of expanding the business model to encompass licensing and other revenue opportunities relating to Internet-enabled consumer electronics devices. The results of AnySource’s operations have been included in the consolidated financial statements since the acquisition date. The Company acquired AnySource as part of its strategy to expand its technology licensing business to the next generation of Internet-enabled video devices, and to develop new business models around the new software and service platforms.

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

On the acquisition date, a liability was recognized for an estimate of the acquisition date fair value of the contingent milestone consideration based on the probability of achieving the milestones and the probability weighted discount on cash flows. Any change in the fair value of the contingent milestone consideration subsequent to the acquisition date was and will be recognized in the statements of income. In the fourth quarter of 2009, the first two technical milestones were achieved and $1.4 million additional consideration became due, $750,000 of which was paid as of December 31, 2009. As of December 31, 2009, the Company reassessed the fair value of the remaining contingent consideration at $4.6 million and recorded the increase in fair value of $400,000 in selling, general and administrative expenses in the consolidated statements of income.

This fair value measurement is based on significant inputs not observed in the market and thus represents a Level 3 measurement. Level 3 instruments are valued based on unobservable inputs that are supported by little or no market activity and reflect the Company’s own assumptions in measuring fair value. Discount rates considered in the assessment of the acquisition date fair value for the contingent milestones totaling $5.0 million range from approximately 6% to 23%. Future changes in fair value of the contingent milestone consideration, as results of changes in significant inputs such as the discount rate and estimated probabilities of milestone achievements, could have a material effect on the statement of income and financial position in the period of the change. All acquisition costs related to the transaction were expensed as incurred.

The Company allocated the total consideration to the following assets (in thousands):

Operating lease security deposit	$25
In-process research and development (IPR&D) (included in intangible assets)	4,345
Goodwill	8,104

Total consideration	$12,474

DivX, Inc.

Notes to Consolidated Financial Statements—(Continued)

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

IPR&D will not be amortized until the product is complete, at which time the Company estimates it will be amortized over the estimated useful life of the developed technology of seven years. The useful life of the IPR&D was estimated as the period over which the asset is expected to contribute directly or indirectly to the future cash flows of the Company. Up to the point that the product is complete, the Company will assess the IPR&D annually for impairment, or more frequently if certain indicators are present. The Company performed its annual impairment test of the IPR&D as of December 31, 2009, and concluded that no impairment existed.

As AnySource was in the development stage when it was acquired by the Company, no revenue was generated by AnySource or included in the Company’s consolidated statements of income since the acquisition date. The expenses incurred by AnySource were included in the Company’s consolidated statements of income since the acquisition date.

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

MainConcept

In November 2007, the Company acquired MainConcept, a German-based provider of audio and video codec technology to complement its organic growth in providing an H.264 codec solution and other high-quality video codecs and technologies for the broadcast, film, consumer electronics and computer software markets. In exchange for all outstanding shares of capital stock, the Company paid approximately $22.6 million. The purchase price, including acquisition costs of $200,000, was $16.4 million in cash, 88,940 shares of the Company’s common stock, which was valued at approximately $1.6 million as of the date of the transaction, and outstanding loans extended to MainConcept by one of its shareholders that the Company also purchased for an aggregate amount of approximately $4.4 million.

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

The MainConcept purchase agreement also provides for additional payments of up to approximately $5.6 million upon the achievement by MainConcept of certain product development goals and certain financial milestones. During the year ended December 31, 2008, the final payment of $2.5 million of milestones were recorded as additional purchase price and allocated to goodwill, which is deductible for U.S. tax purposes. In addition, effective May 12, 2008, the Company made certain U.S. tax elections to treat MainConcept, as a disregarded entity for U.S. income tax purposes. The elections resulted in the recognition of a U.S. deferred tax asset of approximately $2.1 million relating to future U.S. tax benefits. This deferred tax asset was recorded as a reduction to goodwill during 2008 as part of the finalization of the purchase price allocation. During 2008, the Company also recorded purchase accounting adjustments related to deferred revenue of $600,000, and the effect of exchange rate on goodwill of $400,000, both reducing the goodwill balance. During 2009, the Company recorded the effect of exchange rate on goodwill of $250,000, increasing the goodwill balance. During 2009, the Company also recorded a reduction to its goodwill balance associated with the acquisition of MainConcept in the amount of $184,000. The adjustment related to a revision of certain deferred tax assets that were recorded upon acquisition of MainConcept in 2007.

The goodwill recorded for the acquisition of MainConcept is not currently deductible for tax purposes and is assessed annually for impairment. The identifiable intangible assets are amortized over the useful lives of five to seven years for the tradename, developed technologies, six years for tier I customer lists, two years for tier II customer lists. The acquired goodwill is not amortized but assessed annually for impairment.

In connection with the acquisition of MainConcept in November 2007, the Company identified the MainConcept tradename as an intangible asset with an indefinite life, and valued the tradename at $1.8 million. During the annual impairment assessment of the carrying value of the MainConcept tradename as of October 1, 2008, the Company concluded that the carrying value of the tradename exceeded its fair value, and recorded an impairment charge of approximately $600,000 in the consolidated statements of income in 2008. The Company estimated the fair value of the tradename using the income approach valuation methodology that includes the discounted cash flow method, based on discrete financial forecasts for planning purposes and incorporates a terminal value calculation for years beyond the internal forecasts. Future cash flows were also discounted to present value. Specifically, the income approach valuation used a cash flow discount rate of 17% and a terminal value growth rate of 4%. In addition, as of December 31, 2008, the Company determined that the life of the tradename was no longer indefinite based on the Company’s revised estimated usage and started to amortize the

DivX, Inc.

Notes to Consolidated Financial Statements—(Continued)

tradename prospectively over its estimated useful life of 6 years. During 2009, the Company recorded approximately $200,000 of tradename amortization expenses.

MainConcept has a variable interest investment in MainConcept-Japan, which functions as a Japanese sales office for MainConcept in consideration for a sales commission. The Company has a 38% interest and does not consolidate MainConcept-Japan as it is not the primary beneficiary of MainConcept-Japan, or any other variable interest entity. Commissions paid to MainConcept-Japan were approximately $1.0 million, $800,000 and $100,000 for the years ended December 31, 2009, 2008 and 2007, respectively.

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

In July 2007, subsequent to the asset purchase, the Company’s board of directors approved a plan to separate its Stage6 operations into a separate private entity, and in early 2008 Stage6 was shut down. As a significant portion of the benefit from the acquired patented technology license was originally to be derived from Stage6 future activities, the Company evaluated the intangible asset for impairment as of December 31, 2008 based on the projected benefits solely attributable to our core consumer electronics business. Based on the Company’s revised forecasts excluding the Stage6 future activities and discounting the cash flows attributable to our core consumer electronics business, the Company concluded that the carrying amount of the asset was not fully recoverable and an impairment charge equal to approximately $3.0 million was recorded in 2007 in the consolidated statements of income, as the acquired patented technology license was considered to have a recoverable value of approximately $60,000. During the year of 2008, technology milestones equal to $1.3 million in the aggregate were achieved and paid. As these technology milestones were attributable to Stage6, the milestones were not considered to be recoverable and as a result, the Company recorded an impairment charge of $1.3 million in the consolidated statements of income during 2008. All milestones had been achieved and the Company had no remaining liability related to the acquisition of Veatros as of December 31, 2008.

DivX, Inc.

Notes to Consolidated Financial Statements—(Continued)

12. Goodwill impairment

As of December 31, 2009, the Company had a goodwill balance of $18.5 million, which consists of the $8.1 million of goodwill recorded upon the AnySource acquisition in 2009, and $10.4 million of goodwill resulted from the MainConcept acquisition in 2007. The following table provides a summary of changes in the goodwill balance for the years ended December 31, 2008 and December 31, 2009 (in thousands):

Balance at December 31, 2007	$11,000
Product development and financial milestones	2,524
Purchase accounting adjustment related to deferred revenue	(643)
Impact from “check-the-box” election	(2,145)
Effect of exchange rate changes	(378)

Balance at December 31, 2008	$10,358

Goodwill recorded upon AnySource acquisition	8,104
Goodwill adjustment associated with the MainConcept acquisition	(184)
Effect of exchange rate changes related to goodwill recorded upon MainConcept acquisition	250

Balance at December 31, 2009	$18,528

The Company performed an annual goodwill impairment analysis as of October 1, 2009, the testing date. At October 1, 2009, the Company had one reporting unit. The Company compared the carrying value of the reporting unit to its estimated fair value. The Company estimated the fair value of the reporting unit primarily using both the income approach valuation methodology that includes the discounted cash flow method, and the market approach which utilizes other company-specific data to estimate the fair value. The discounted cash flows for the reporting unit were based on discrete financial forecasts developed by management for planning purposes. Cash flows beyond the discrete forecasts were estimated using a terminal value calculation, which incorporated historical and forecasted financial trends for the identified reporting unit and considered long-term earnings growth rates. Future cash flows were discounted to present value. Specifically, the income approach valuations included reporting unit cash flow discount rates ranging from 17% to 18%, and terminal value growth rates ranging from 3% to 5%. Publicly available information regarding the Company’s market capitalization was also considered in assessing the reasonableness of the cumulative fair values of our reporting units estimated using the discounted cash flow methodology.

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

Upon completion of the October 2009 annual impairment assessment, the Company determined no impairment was indicated as the estimated fair value of the reporting unit exceeded its carrying value. Changes in estimates and assumptions made in conducting the goodwill assessment could affect the estimated fair value of the reporting unit and could result in a goodwill impairment charge in a future period.

13. Selected quarterly financial data (unaudited)

The following table presents selected quarterly financial information for the periods indicated. This information has been derived from the Company’s unaudited quarterly consolidated financial statements, which

DivX, Inc.

Notes to Consolidated Financial Statements—(Continued)

in the opinion of management include all adjustments necessary for a fair statement of such information. The quarterly financial results for the third quarter of 2009 include a litigation settlement gain of $9.5 million. The 2008 financial results include impairment charges of $1.0 million, $300,000 and $600,000 in the first, second and fourth quarters of 2008, respectively, for acquired intangible assets. The quarterly per share amounts presented below were calculated separately and may not sum to the annual figures presented in the consolidated statements of income. These operating results are also not necessarily indicative of results for any future period.

	2009
	Q1	Q2	Q3	Q4	Total
	(in thousands, except per share amounts)
Net revenues	$18,677	$15,234	$16,635	$20,060	$70,606
Gross profit	16,090	12,933	14,195	17,676	60,894
Income (loss) from operations	(1,320)	(3,575)	5,387	(15)	477
Income (loss) before income taxes	(1,116)	(2,614)	5,854	300	2,424
Net income (loss)	(1,432)	(2,359)	3,956	(34)	131
Net income (loss) per share:
Basic	$(0.04)	$(0.07)	$0.12	$(0.00)	$0.00	(1)
Diluted	(0.04)	(0.07)	0.12	(0.00)	0.00	(1)

	2008
	Q1	Q2	Q3	Q4	Total
	(in thousands, except per share amounts)
Net revenues	$25,022	$21,319	$24,409	$23,155	$93,905
Gross profit	23,814	20,177	23,256	22,062	89,309
Income from operations	1,412	1,988	5,314	3,932	12,646
Income before income taxes	3,586	3,083	5,545	4,398	16,612
Net income	2,481	1,677	3,280	2,570	10,008
Net income per share:
Basic	$0.07	$0.05	$0.10	$0.08	$0.30
Diluted	0.07	0.05	0.10	0.08	0.30

(1)	This row does not foot across due to rounding.

DivX, Inc.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 and 2007 (in thousands)

Allowance for Uncollectible Sales and Accounts	Balance at beginning of year	Charged to operations	Deductions from allowance(1)	Balance at end of year
For the year ended December 31, 2007	$1,424	$968	$(483)	$1,909
For the year ended December 31, 2008	1,909	261	(1,241)	929
For the year ended December 31, 2009	929	375	(1,046)	258

(1)	Write-offs net of recoveries.