Form 10-Q
period 2010-03-31
DIVX INC
filed 2010-05-07
CIK 1342960

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Yes  ☐    No   ☒

The number of shares of the Registrant’s Common Stock outstanding as of April 30, 2010 was 32,889,398.

DIVX, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED MARCH 31, 2010

PART I — FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

DIVX, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	March 31, 2010	December 31, 2009
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$8,589	$14,883
Short-term investments	126,983	125,047
Accounts receivable, net of allowance of $258 and $258 at March 31, 2010 and December 31, 2009, respectively	7,356	2,521
Income taxes receivable	1,684	1,011
Prepaid expenses	7,168	3,690
Deferred tax assets, current	1,025	1,025
Other current assets	1,115	1,379

Total current assets	153,920	149,556
Property and equipment, net	1,895	2,143
Long-term investments	3,659	3,779
Deferred tax assets, long-term	13,047	13,178
Purchased intangible assets, net	12,335	13,340
Goodwill	17,940	18,528
Other assets	6,862	7,074

Total assets	$209,658	$207,598

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$968	$1,853
Accrued liabilities	1,383	1,654
Accrued compensation and benefits	4,378	2,705
Accrued format approval fee	1,130	820
Accrued patent royalties	752	725
Acquisition related contingent liabilities	2,194	1,976
Income taxes payable	437	519
Deferred revenue, current	4,228	5,350

Total current liabilities	15,470	15,602
Deferred tax liability	1,882	1,995
Deferred revenue, long-term	996	861
Accrued format approval fee, long-term	724	713
Acquisition related contingent liabilities, long-term	2,042	2,659
Other long-term liability	586	593

Total liabilities	21,700	22,423
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000 shares authorized at March 31, 2010 and December 31, 2009; no shares issued and outstanding at March 31, 2010 and December 31, 2009	—	—
Common stock, $0.001 par value, 200,000 shares authorized at March 31, 2010 and December 31, 2009; 32,889 and 32,819 shares issued and outstanding at March 31, 2010 and December 31, 2009	32	32
Additional paid–in capital	180,863	178,319
Accumulated other comprehensive loss	(1,658)	(641)
Retained earnings	8,721	7,465

Total stockholders’ equity	187,958	185,175

Total liabilities and stockholders’ equity	$209,658	$207,598

See accompanying notes.

DIVX, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(unaudited)

	Three months ended March 31,
	2010	2009
	(unaudited)
Net revenues:
Technology licensing	$20,941	$18,606
Media and other distribution and services	2,314	71

Total net revenues	23,255	18,677

Cost of revenues:
Cost of technology licensing (excludes amortization of purchased developed intangibles)	2,218	2,411
Cost of media and other distribution and services	122	176

Total cost of revenues	2,340	2,587

Gross profit	20,915	16,090

Operating expenses:
Selling, general and administrative(1)	12,765	12,709
Product development(1)	6,651	4,701

Total operating expenses	19,416	17,410

Income (loss) from operations	1,499	(1,320)
Interest income (expense), net	401	594
Other income (expense), net	(113)	(390)

Income (loss) before income taxes	1,787	(1,116)
Income tax provision	531	316

Net income (loss)	$1,256	$(1,432)

Net income (loss) per share:
Basic	$0.04	$(0.04)

Diluted	$0.04	$(0.04)

Shares used to compute basic net income (loss) per share	32,838	32,476

Shares used to compute diluted net income (loss) per share	33,199	32,476

(1) Includes share-based compensation as follows:

Selling, general and administrative	$1,791	$1,882
Product development	609	317

See accompanying notes.

DIVX, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three months ended March 31,
	2010	2009
	(unaudited)
Cash flows from operating activities:
Net income (loss)	$1,256	$(1,432)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	1,514	1,533
Accretion of interest expense	21	43
Deferred taxes	111	479
Change in acquisition related contingent consideration liability	276	—
Provision for (net recoveries from) uncollectible account receivables	45	(253)
Share-based compensation	2,400	2,199
Accretion of discounts and amortization of premiums on investments	409	138
Shortfall of tax benefit from cancellations of stock options	—	(446)
Unrealized loss on auction rate securities	—	148
Foreign currency translation loss	137	313
Changes in operating assets and liabilities:
Accounts receivable	(4,910)	5,466
Prepaid expenses and other assets	(3,278)	(3,241)
Accounts payable	(202)	162
Accrued liabilities	31	(404)
Accrued compensation and benefits	1,400	(137)
Deferred revenue	(856)	(855)
Income taxes payable (receivable)	(755)	(1,181)

Net cash (used in) provided by operating activities	(2,401)	2,532
Cash flows from investing activities:
Purchases of investments	(43,526)	(50,654)
Proceeds from sales and maturities of investments	41,156	26,153
Purchase of property and equipment	(204)	(202)
Cash paid on format approval agreement obligation	(750)	—
Cash paid in AnySource acquisition	(675)	—
Cash paid in MainConcept acquisition	—	(97)

Net cash used in investing activities	(3,999)	(24,800)
Cash flows from financing activities:
Proceeds from exercise of stock options	145	10
Shortfall of tax benefit from cancellations of stock options	—	446
Repurchase of unvested stock	(1)	—

Net cash provided by financing activities	144	456
Effect of exchange rate changes on cash	(38)	(108)

Net decrease in cash and cash equivalents	(6,294)	(21,920)
Cash and cash equivalents at beginning of period	14,883	43,442

Cash and cash equivalents at end of period	$8,589	$21,522

Supplemental disclosure of non-cash investing activities:
Format approval agreement obligation	$300	$—

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$1,167	$1,052

Cash paid for interest	$—	$—

See accompanying notes.

DIVX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1—Background and Basis of Presentation

Basis of Presentation

The accompanying consolidated balance sheet as of March 31, 2010, the consolidated statements of operations for the three months ended March 31, 2010 and 2009 and the consolidated statements of cash flows for the three months ended March 31, 2010 and 2009 are unaudited. The unaudited consolidated balance sheet as of March 31, 2010 is presented with balance sheet amounts derived from the audited consolidated balance sheet as of December 31, 2009. These statements should be read in conjunction with the audited consolidated financial statements and related notes, together with management’s discussion and analysis of financial condition and results of operations, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, or the Annual Report.

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP. The unaudited consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements in the Annual Report, and include all adjustments (consisting of normal recurring accruals) necessary for the fair presentation of the Company’s financial information for the periods presented. The results of operations for the three months ended March 31, 2010 are not necessarily indicative of the results to be expected for the year as a whole.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes to the financial statements. Actual results could differ from those estimates.

Recent Accounting Pronouncements

With the exception of those stated below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the three months ended March 31, 2010, as compared to the recent accounting pronouncements described in the Annual Report that are of material significance, or have potential material significance, to the Company.

Effective January 1, 2010, the Company adopted the updated guidance related to fair value measurements and disclosures issued by the Financial Accounting Standards Board (FASB), which requires a reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and to describe the reasons for the transfers. In addition, in the reconciliation for fair value measurements using significant unobservable inputs, or Level 3, a reporting entity should disclose separately information about purchases, sales, issuances and settlements (that is, on a gross basis rather than one net number). The updated guidance also requires that an entity should provide fair value measurement disclosures for each class of assets and liabilities and disclosures about the valuation techniques and inputs used to measure fair value for both recurring and non-recurring fair value measurements for Level 2 and Level 3 fair value measurements. The guidance is effective for interim or annual financial reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward activity in Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. Therefore, the Company has not yet adopted the guidance with respect to the roll forward activity in Level 3 fair value measurements. The Company has updated its disclosures to comply with the updated guidance. However, adoption of the updated guidance did not have an impact on the Company’s consolidated financial condition, results of operations or cash flows.

Effective January 1, 2010, the Company adopted the FASB’s updated guidance for determining whether to consolidate a variable interest entity issued in June 2009. These updated standards amend the evaluation criteria to identify the primary beneficiary of a variable interest entity, or VIE, by replacing the previous quantitative-based analysis with a framework that is based more on qualitative judgments. The new guidance requires the primary beneficiary of a VIE to be identified as the party that both (i) has the power to direct the activities of a VIE that most significantly impact its economic performance and (ii) has an obligation to absorb losses or a right to receive benefits that could potentially be significant to the VIE. The adoption of the updated guidance did not have an impact on the Company’s consolidated financial condition, results of operations or cash flows.

Note 2—Earnings Per Share

Basic earnings per share, or EPS, excludes dilution and is computed by dividing net income or loss attributable to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock using the treasury stock method. Potentially dilutive securities are excluded from the diluted EPS computation in loss periods and when their exercise price is greater than the market price as their effect would be anti-dilutive.

The following table sets forth the computation of basic and diluted EPS for the three months ended March 31, 2010 and 2009 (in thousands, except per share amounts):

	Three Months Ended March 31,
	2010	2009
Numerator:
Net income (loss)	$1,256	$(1,432)

Denominator:
Weighted average common shares outstanding (basic)	32,838	32,476
Common equivalent shares from restricted stock awards	2	—
Common equivalent shares from common stock warrants	47	—
Common equivalent shares from options to purchase common stock and unvested shares of common stock subject to repurchase	312	—

Weighted average shares of common stock outstanding (diluted)	33,199	32,476

Basic earnings (loss) per share	$0.04	$(0.04)

Diluted earnings (loss) per share	$0.04	$(0.04)

Potentially dilutive securities, which are not included in the calculation of diluted net income (loss) per share because to do so would be anti-dilutive, are as follows (in thousands):

	Three Months Ended March 31,
	2010	2009
Options to purchase common stock	6,780	5,149
Restricted stock awards	192	280
Common stock warrants	345	530

Total	7,317	5,959

Note 3—Investments and Fair Value Measurements

Investments

The following table summarizes investments by security type as of March 31, 2010 and December 31, 2009 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
March 31, 2010
Trading securities:
Auction rate securities and put option				$11,700
Available-for-sale securities:
Commercial paper	$3,248	$—	$—	3,248
Certificates of deposit	5,352	—	—	5,352
Corporate bonds	62,393	115	(163)	62,345
Municipal bonds	1,000	2	—	1,002
U.S. government agency notes	43,332	23	(19)	43,336

Total short-term investments	115,325	140	(182)	126,983

Auction rate securities - long-term investments	4,000	—	(341)	3,659

Total investments	$119,325	$140	$(523)	$130,642

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2009
Trading securities:
Auction rate securities and put option				$14,250
Available-for-sale securities:
Commercial paper	$4,995	$—	$—	4,995
Certificates of deposit	4,153	—	—	4,153
Corporate bonds	51,156	130	(41)	51,245
Municipal bonds	2,005	3	—	2,008
U.S. government agency notes	48,384	31	(19)	48,396

Total short-term investments	110,693	164	(60)	125,047

Auction rate securities - long-term investments	4,120	—	(341)	3,779

Total investments	$114,813	$164	$(401)	$128,826

The following table summarizes the contractual maturities of the Company’s investments as of March 31, 2010 (in thousands):

Less than one year	$102,539
Due in one to five years	24,444
Due after five years	3,659

$130,642

Realized gains and losses on investments are included in interest income (expense), net, in the accompanying consolidated statements of operations. The Company recorded realized gains on its investments of $2,000 and $14,000 in the three months ended March 31, 2010 and 2009, respectively.

The Company’s short-term investments consist primarily of commercial paper, certificates of deposit, corporate bonds, U.S. government agency notes, and auction rate securities, or ARS, which are long-term variable rate bonds tied to short-term interest rates. The Company’s long-term investments consist of ARS.

At March 31, 2010, the Company’s holdings of ARS aggregated approximately $15.4 million in fair value (including related put option), $11.7 million of which were included in short-term investments and the remaining $3.7 million included in long-term investments in the consolidated balance sheets. After the initial issuance of the ARS, the interest rate on the underlying securities is reset periodically, at intervals established at the time of issuance (primarily every 27 to 34 days), based on market demand for a reset period. ARS are bought and sold in the marketplace through a competitive bidding process often referred to as a “Dutch auction.” If there is insufficient interest in the securities at the time of an auction, the auction may not be completed and the rates may be reset to predetermined “penalty” or “maximum” rates. In February 2008, auctions began to fail for these securities and each auction since then has failed. As of March 31, 2010, the Company held $15.7 million par value ARS. The underlying assets of the securities consisted of student loans and municipal bonds, of which $15.4 million were guaranteed by the U.S. government and the remaining $336,000 were privately insured. All of these ARS had credit ratings of AAA, except two rated A3, by a rating agency. These ARS have contractual maturity dates ranging from 2030 to 2047. The Company is receiving the underlying cash flows on all of its ARS. The principal associated with failed auctions is not expected to be accessible until a successful auction occurs, the issuer redeems the securities, a buyer is found outside of the auction process or the underlying securities mature.

In November 2008, the Company accepted an offer (the Right) from UBS AG, or UBS, entitling it to sell at par value ARS originally purchased from UBS at any time during a two-year period from June 30, 2010 through July 2, 2012. As of March 31, 2010, the Company held $11.7 million par value ARS purchased from UBS. In accepting the Right, the Company granted UBS the authority to sell or auction the ARS at par at any time up until the expiration date of the offer and released UBS from any claims relating to the marketing and sale of ARS. Although the Company expects to sell its ARS under the Right, if the Right is not exercised before July 2, 2012 it will expire and UBS will have no further rights or obligation to buy the Company’s ARS. In lieu of the Company’s acceptance of the Right, ARS will continue to accrue and pay interest as determined by the auction process or the terms specified in the prospectus of the ARS if the auction process fails. The value of the Right may largely offset the decline in fair value of the ARS subject to the put option issuer’s ability to perform. The issuers of the ARS continue to have the right to redeem the securities at their discretion. The Right also provides the Company with access to loans of up to 75% of the par value of the unredeemed securities until June 30, 2010. These loans would carry interest rates which would be consistent with the interest income on the related ARS. As of March 31, 2010, the Company had no loans outstanding under this Right. UBS’s obligations under the Right are not secured by its assets and do not require UBS to obtain any financing to support its performance obligations under the Rights. As the Company can exercise its Rights with UBS starting June 30, 2010, the $11.7 million ARS held with UBS was classified as short-term investments as of March 31, 2010. The remaining $3.7 million ARS in fair value are held at another financial institution and continued to be classified as long-term investments as of March 31, 2010.

The Company’s Right to sell the ARS to UBS commencing June 30, 2010 represents a put option for a payment equal to the par value of the ARS. As the put option is non-transferable and cannot be attached to the ARS if they are sold to another entity other than UBS, it represents a freestanding instrument between the Company and UBS. The Company elected the fair value option and recorded the put option in long-term investments. During the three months ended March 31, 2010, the Company recorded in other income (expense), net in the consolidated statements of operations a loss of $412,000 representing the changes in the fair value of the put option, and a gain of the same amount representing the changes in the fair value of the ARS, resulting in a net impact of zero. During the three months ended March 31, 2009, the Company recorded in other income (expense), net in the consolidated statements of operations a loss of $892,000 and a gain of $744,000 representing the changes in the fair value of the put option and of the ARS, respectively. During the three months ended March 31, 2010, $2.6 million of ARS held with UBS were redeemed at par by the underlying issuers. In May 2010, $2.4 million of ARS held with UBS were redeemed at par.

As of March 31, 2010, the Company’s ARS with a fair value of approximately $3.7 million held by another financial institution had been in a continuous unrealized loss position for a period of more than 12 months. As of March 31, 2010, the unrealized losses on these investments were approximately $340,000. The gross unrealized losses on these ARS as of March 31, 2010 were primarily due to their illiquidity. The Company has the ability and intent to hold its non-UBS investments for a period of time sufficient to allow for any anticipated recovery in market value or final settlement at the underlying par value, as the Company believes that the credit ratings and credit support of the security issuers indicate that they have the ability to settle the securities at par value. During the three months ended March 31, 2010, $120,000 of ARS held with this financial institution were redeemed at par. In April 2010, $100,000 of ARS held with this financial institution were redeemed at par. As such, the Company has determined that no other-than-temporary impairment losses existed as of March 31, 2010, and recorded changes in the fair value of these ARS investments in accumulated other comprehensive loss.

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

The following table represents the Company’s fair value hierarchy for its assets and liabilities measured at fair value on a recurring basis as of March 31, 2010 and December 31, 2009 (in thousands):

	Fair Value	Level 1	Level 2	Level 3
March 31, 2010
Assets:
Money market funds	$4,969	$4,969	$—	$—
Short-term investments:
Commercial paper	3,248	3,248	—	—
Certification of deposit	5,352	5,352	—	—
Corporate bonds	62,345	62,345	—	—
Municipal bonds	1,002	1,002	—	—
U.S government agency notes	43,336	43,336	—	—
Auction rate securities	10,546	—	—	10,546
Put option	1,154	—	—	1,154
Long-term investments:
Auction rate securities	3,659	—	—	3,659

Total assets at fair value	$135,611	$120,252	$—	$15,359

Liabilities:
Acquisition related contingent consideration liabilities
Current	$2,194	$—	$—	$2,194
Long-term	2,042	—	—	2,042

Total liabilities at fair value	$4,236	$—	$—	$4,236

December 31, 2009
Assets:
Money market funds	$9,011	$9,011	$—	$—
Short-term investments:
Commercial paper	4,995	4,995	—	—
Certification of deposit	4,153	4,153	—	—
Corporate bonds	51,245	51,245	—	—
Municipal bonds	2,008	2,008	—	—
U.S government agency notes	48,396	48,396	—	—
Auction rate securities	12,684	—	—	12,684
Put option	1,566	—	—	1,566
Long-term investments:
Auction rate securities	3,779	—	—	3,779

Total assets at fair value	$137,837	$119,808	$—	$18,029

Liabilities:
Acquisition related contingent consideration liabilities
Current	$1,976	$—	$—	$1,976
Long-term	2,659	—	—	2,659

Total liabilities at fair value	$4,635	$—	$—	$4,635

Historically, the fair value of ARS approximates par value due to the frequent resets through the auction process. While the Company continues to earn interest on its ARS investments at the contractual rate, these investments are not currently trading and therefore do not have a readily determinable market value. Accordingly, the estimated fair value of the ARS no longer approximates par value. At March 31, 2010, the Company utilized an income approach based on discounted cash flow technique to arrive at this valuation based on Level 3 inputs for the ARS. The assumptions used in preparing the discounted cash flow model include estimates of, based on data available as of March 31, 2010, interest rates, timing and amount of cash flows, credit and liquidity premiums, and expected holding periods of the ARS. The Company valued the put option asset using a discounted cash flow approach including estimates of, based on Level 3 data available as of March 31, 2010, interest rates, timing and amount of cash flow, adjusted for any bearer risk associated with UBS’s financial ability to repurchase the ARS beginning June 30, 2010. The assumptions used in valuing both the ARS and the put option are volatile and subject to change as the underlying sources of these assumptions and market conditions change.

The following table provides reconciliation for all assets measured at fair value using significant unobservable inputs (Level 3) for the three months ended March 31, 2010 (in thousands):

	Fair Value Measurements at Reporting Date Using Significant Unobservable Inputs (Level 3)
	Put Option	ARS
Balance at January 1, 2010	$1,566	$16,463
Redemption of ARS investments	—	(2,670)
Total gains or (losses):
Included in accumulated other comprehensive income	(412)	412
Included in net income	—	—

Balance at March 31, 2010	$1,154	$14,205

On August 27, 2009, the Company acquired substantially all the assets of AnySource Media, LLC, (AnySource), a technology company developing software and service platforms for Internet-enabled consumer electronics devices. The total consideration for the net assets acquired included contingent consideration of up to $7.5 million upon the achievement of certain technical product development milestones and certain revenue and distribution milestones. On the acquisition date, a liability was recognized for an estimate of the acquisition date fair value of the contingent milestone consideration based on the probability of achieving the milestones and the probability weighted discount on cash flows. As of March 31, 2010, the gross remaining contingent consideration totaled $6.1 million. The Company reassessed the fair value of the remaining contingent consideration at $4.2 million.

This fair value measurement is based on significant inputs not observed in the market and thus represents a Level 3 measurement. Level 3 instruments are valued based on unobservable inputs that are supported by little or no market activity and reflect the Company’s own assumptions in measuring fair value. Discount rates considered in the assessment of the fair value of the contingent milestones range from approximately 6% to 23%. Future changes in fair value of the contingent milestone consideration, as results of changes in significant inputs such as the discount rate and estimated probabilities of milestone achievements, could have a material effect on the statement of operations and financial position in the period of the change. During the three months ended March 31, 2010, $675,000 milestone payment was made and total expenses of $276,000 were recorded in the consolidated statement of operations primarily due to changes in the estimated probabilities and the time effect of the discounting of estimated milestone consideration to be paid in the future. This resulted in a $399,000 change in the fair value of remaining contingent consideration from $4.6 million as of December 31, 2009 to $4.2 million as of March 31, 2010.

Note 4—Share-Based Compensation Expense and Equity

The Company measures all employee share-based compensation awards using a fair value method and records such expense in the consolidated financial statements. Total share-based compensation expense for the three months ended March 31, 2010 and 2009 is as follows (in thousands):

	Three Months Ended March 31,
	2010	2009
Selling, general and administrative	$1,791	$1,882
Product development	609	317

Totals	$2,400	$2,199

The Company recorded $2.4 million and $2.2 million in share-based compensation during the three months ended March 31, 2010 and 2009, respectively. In addition, for the three months ended March 31, 2009, $446,000 was presented as financing activities to reflect the shortfall of tax benefits from stock options cancelled. There were no shortfalls of or excess tax benefits from stock options cancelled or exercised for the three months ended March 31, 2010. At March 31, 2010, total unrecognized estimated compensation costs related to unvested stock options granted prior to that date was $20.6 million, which is expected to be recognized over a weighted-average period of 3.1 years. At March 31, 2010, total unrecognized estimated compensation costs related to non-vested restricted stock awards granted prior to that date was $2.0 million, which is expected to be recognized over a period of 2.1 years.

Stock Options

During the three months ended March 31, 2010, the Company granted stock options to purchase approximately 2,059,000 shares of its common stock. During this period, stock options to purchase approximately 56,000 shares of common stock were exercised and options to purchase approximately 371,000 shares of common stock were forfeited or expired. As of March 31, 2010, the Company had outstanding options to purchase approximately 8.1 million shares of common stock.

Restricted Stock Units

Approximately 22,000 shares of the Company’s common stock vested and were released during the three months ended March 31, 2010 pursuant to outstanding restricted stock units. As of March 31, 2010, the Company had approximately 244,000 shares of common stock subject to restricted stock units outstanding.

On February 23, 2010, the Company’s Board of Directors approved the grant to certain employees of approximately 69,000 restricted stock units, which vest quarterly over two years from the date of the grant. The related compensation expense of these restricted stock units is being recognized ratably over the service period of two years.

In addition, on February 23, 2010, the Company’s Board of Directors approved the grant of approximately 104,000 shares of performance based restricted stock units to these employees upon the achievement of certain performance goals in 2010. Upon the achievement of each of the four performance goals, one fourth of these restricted stock units would be granted. These performance based restricted stock units, if granted, will vest quarterly over a two-year period commencing on January 1, 2011. The Company assesses the probabilities of achieving the performance goals and records share-based compensation expenses accordingly at each reporting date, until it is determined whether each of the performance goals is achieved or not pursuant to the Board of Directors’ approval. The Company recognizes the compensation costs related to the performance based restricted stock units ratably over the period from February 23, 2010 through December 31, 2012, once the achievement of the performance goals are considered probable.

The fair value of the performance based restricted stock units is assessed at approximately $350,000 in total, and the Company recorded related compensation expenses of approximately $12,000 during the three months ended March 31, 2010.

Warrants

No warrants were exercised during the three months ended March 31, 2010. As of March 31, 2010, there were fully vested warrants outstanding to purchase 395,000 shares of the Company’s common stock.

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

The Company recorded an income tax provision of $531,000, or 30% of pre-tax income for the three months ended March 31, 2010, compared to an income tax provision of $316,000, or negative 28% of pre-tax loss for the three months ended March 31, 2009. The income tax provision recorded in the first quarter of 2009 included a discrete item of approximately $750,000 relating to a decrease to certain deferred tax assets as a result of a California tax law change that was enacted in February 2009. Excluding this discrete item, the effective tax rate for the three months ended March 31, 2009 was approximately 40%.

The difference between the Company’s effective tax rate of 30% and the 35% U.S. federal statutory rate for the three months ended March 31, 2010 was primarily due to the impact of the California tax law change to the Company’s effective tax rate in 2010, state income taxes, permanent differences and California research and development credits. The difference between the Company’s effective tax rate of 40% (excluding the discrete item described above) and the 35% U.S. federal statutory rate for the three month period ended March 31, 2009 was primarily due to state income taxes and permanent differences.

The Company files federal, state and foreign income tax returns in jurisdictions with varying statutes of limitations. Due to net operating loss and research and development credit carryovers from earlier years, the Company is subject to income tax examination by tax authorities from inception to date.

Note 6—Comprehensive Income

The components of comprehensive income are as follows (in thousands):

	Three Months Ended March 31,
	2010	2009
Net Income (loss)	$1,256	$(1,432)
Unrealized gain (loss) on investments	(146)	215
Unrealized loss on foreign currency translation	(871)	(834)

Total comprehensive income	$239	$(2,051)

Note 7—Business Acquisitions and Combinations

AnySource Media

On August 27, 2009, the Company acquired substantially all the assets of AnySource. The Company acquired AnySource as part of its strategy to expand its technology licensing business to the next generation of Internet-enabled consumer electronics devices, and to develop new business models around the new software and service platforms. The results of AnySource’s operations have been included in the consolidated financial statements since the acquisition date.

The total consideration for the net assets acquired is up to $15.0 million, consisting of an initial cash payment of $7.5 million, which the Company made in August 2009, and additional consideration of up to $7.5 million upon the achievement of certain technical product development milestones and certain revenue and distribution milestones. All acquisition costs related to the transaction were expensed as incurred. The total acquisition date fair value of the consideration was estimated at $12.5 million as follows (in thousands):

Initial cash payment to AnySource	$7,500
Estimated fair value of contingent milestone consideration	4,974

Total consideration	$12,474

On the acquisition date, a liability was recognized for an estimate of the acquisition date fair value of the contingent milestone consideration based on the probability of achieving the milestones and the probability-weighted discount on cash flows. Any change in the fair value of the contingent milestone consideration subsequent to the acquisition date was and will be recognized in the statements of operations. In 2009, the first two technical milestones were achieved and $1.4 million additional consideration became due, $750,000 of which was paid in 2009, and the remaining $675,000 was paid in January of 2010. During the three months ended March 31, 2010, most of the requirements comprising the third technical milestone were met, and an additional $650,000 became due, which was paid in April of 2010. As of March 31, 2010, the gross remaining contingent consideration totaled $6.1 million. The Company reassessed the fair value of the remaining contingent consideration at $4.2 million and recorded the increase of $276,000 in the fair value of the remaining contingent consideration in selling, general and administrative expenses in the consolidated statements of operations.

This fair value measurement of the contingent consideration is based on significant inputs not observed in the market and thus represents a Level 3 measurement. Level 3 instruments are valued based on unobservable inputs that are supported by little or no market activity and reflect the Company’s own assumptions in measuring fair value. Discount rates considered in the assessment of the $4.2 million reporting date fair value of the contingent milestones at March 31, 2010 range from approximately 6% to 23%.

On the acquisition date, the Company allocated the total consideration to the following assets (in thousands):

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

As AnySource was in the development stage when it was acquired by the Company, no revenue was generated by AnySource or included in the Company’s consolidated statements of operations since the acquisition date. The expenses incurred by AnySource were included in the Company’s consolidated statements of operations since the acquisition date.

The excess of the fair value of the total consideration over the estimated fair value of the net assets was recorded as goodwill. The Company allocated $8.1 million of the total consideration to goodwill. The Company considers the acquired business an addition to its product development effort and not an additional reporting unit or operating segment. The goodwill recorded for the acquisition of AnySource will not be amortized but tested for impairment at least annually, or more frequently if certain indicators are present. In the event that management determines that the value of goodwill has become impaired, the Company will record an accounting charge for the amount of impairment during the fiscal quarter in which the determination is made. The Company performed its annual impairment test of goodwill as of December 31, 2009, and concluded that no impairment existed. The goodwill will be deductible for tax purposes based upon a 15 year tax life.

MainConcept

In November 2007, the Company acquired MainConcept, a German-based provider of audio and video codec technology, to compliment its organic growth in providing an H.264 codec solution and other high-quality video codecs and technologies for the broadcast, film, consumer electronics and computer software markets.

MainConcept has a variable interest investment in MainConcept-Japan, which functions as a Japanese sales office for MainConcept in consideration for a sales commission. The Company has a 38% interest and does not consolidate MainConcept-Japan as it is not the primary beneficiary of MainConcept-Japan, or any other variable interest entity. Commissions paid to MainConcept-Japan were approximately $200,000 and $400,000 for the three months ended March 31, 2010 and 2009, respectively.

During the three months ended March 31, 2010 and 2009, the Company recorded $510,000 and $511,000, respectively, of amortization expenses related to intangible assets acquired upon the MainConcept acquisition.

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

The Company is involved in various legal proceedings from time to time arising from the normal course of business activities, including commercial, employment and other matters. In its opinion, resolution of any of its legal matters is not expected to have a material adverse effect on the Company’s operating results or financial condition. However, it is possible that an unfavorable resolution of one or more such proceedings could materially affect the Company’s future operating results or financial condition in a particular period.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of our operations in conjunction with our consolidated financial statements and the notes to those statements included elsewhere in this Quarterly Report on Form 10-Q, as well as our audited consolidated financial statements and notes to those statements as of and for the year ended December 31, 2009 included in our Annual Report on Form 10-K filed with the SEC. This discussion contains forward-looking statements reflecting our current expectations that involve risks and uncertainties. Our actual results and the timing of events may differ materially from those contained in these forward-looking statements due to a number of factors, including those discussed in the section entitled “Risk Factors,” and elsewhere in this Quarterly Report on Form 10-Q.

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

In January 2009, we released the DivX Plus codec and then, in March 2010, we released a new DivX Plus software package. DivX Plus technology offers consumers and consumer electronics manufacturers an enhanced version of our codecs for certain implementations, including for high definition and mobile content.

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

To ensure high-quality support of the DivX media format in finished consumer electronics products, we also license our technologies to those companies who create the major components in those products. These companies include integrated circuit manufacturers who supply integrated circuits, and original design manufacturers who create reference designs, for DVD players, Blu-ray players, digital televisions, mobile phones, and the other consumer hardware devices distributed by our licensee original equipment manufacturers.

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

Advertising and third-party product distribution. We derive revenue from advertisements or third party software applications that we embed in or include with the software packages we offer to consumers. In March 2009, we entered into a promotion and distribution agreement with Google. Pursuant to this agreement, we distribute Google products, including the Google Chrome web browser, with our software products and Google pays us fees based on successful activations of these products. Pursuant to the terms of the agreement with Google, this agreement expires on February 28, 2011, or upon the achievement of a maximum distribution commitment. From November 2007 through November 2008, we had agreed with Yahoo! to include and distribute the Yahoo! Toolbar software product with our software products. Yahoo! paid us fees based on the number of downloads or activations of the included software by consumers.

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

Selling, general and administrative

The majority of selling, general and administrative expenses consists of employee compensation costs. Selling, general and administrative expense also includes marketing expenses, which include format approval fee amortization expenses, business travel costs, trade show costs, outside consulting fees and allocable overhead. Our headcount for selling, general, and administrative related personnel, including full-time and part-time employees remained relatively consistent at 162 as of March 31, 2010, as compared to 161 as of March 31, 2009. If the need arises, we may hire additional employees or outside contractors for our selling, general and administrative staff as needed and may increase our selling, general and administrative budget to meet future needs.

Product development

The majority of product development expenses consist of employee compensation for personnel responsible for the development of new technologies and products. Our headcount for product development related personnel, including full-time and part-time employees, increased by 27 from 168 as of March 31, 2009 to 195 as of March 31, 2010, including approximately 20 employees added as a result of our acquisition of AnySource Media on August 27, 2009. Product development expense also includes bandwidth expenses, depreciation of computer and related equipment, software license fees and allocable overhead. We expect our product development expenses to continue to increase in 2010 as we continue to expand our product offerings, including the development of DivX TV, a software and service platform for Internet-enabled video devices. While we may hire additional employees to meet our business needs, if permanent employees are not available for hire, we may use outside contractors to fulfill our labor needs when and as required to accomplish our operating goals.

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

Our critical accounting policies are described in the notes to the audited consolidated financial statements as of and for the year ended December 31, 2009 included in our Annual Report on Form 10-K filed with the SEC.

Recent Accounting Pronouncements

With the exception of those discussed below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the three months ended March 31, 2010, as compared to the recent accounting pronouncements described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, that are of significance, or potential significance to us.

Effective January 1, 2010, we adopted updated guidance related to fair value measurements and disclosures issued by the Financial Accounting Standards Board, or FASB, which requires a reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and to describe the reasons for the transfers. In addition, in the reconciliation for fair value measurements using significant unobservable inputs, or Level 3, a reporting entity should disclose separately information about purchases, sales, issuances and settlements (that is, on a gross basis rather than one net number). The updated guidance also requires that an entity should provide fair value measurement disclosures for each class of assets and liabilities and disclosures about the valuation techniques and inputs used to measure fair value for both recurring and non-recurring fair value measurements for Level 2 and Level 3 fair value measurements. The guidance is effective for interim or annual financial reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward activity in Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. Therefore, we have not yet adopted the guidance with respect to the roll forward activity in Level 3 fair value measurements. We have updated our disclosures to comply with the updated guidance. However, adoption of the updated guidance did not have an impact on our consolidated financial condition, results of operations or statements of cash flows.

Effective January 1, 2010, we adopted the FASB’s updated guidance for determining whether to consolidate a variable interest entity issued in June 2009. These updated standards amend the evaluation criteria to identify the primary beneficiary of a variable interest entity, or VIE, by replacing the previous quantitative-based analysis with a framework that is based more on qualitative judgments. The new guidance requires the primary beneficiary of a VIE to be identified as the party that both (i) has the power to direct the activities of a VIE that most significantly impact its economic performance and (ii) has an obligation to absorb losses or a right to receive benefits that could potentially be significant to the VIE. The adoption of the updated guidance did not have an impact on our consolidated financial position, results of operations and cash flows.

Results of Operations

The following table presents our results of operations as a percentage of total net revenues for the periods indicated:

	Three months ended March 31,
	2010	2009
	(unaudited)
Net revenues:
Technology licensing	90%	100%
Media and other distribution and services	10	—

Total net revenues	100	100
Cost of revenues:
Cost of technology licensing	9	13
Cost of media and other distribution services	1	1

Total cost of revenue	10	14

Gross margin	90	86
Operating expenses:
Selling, general and administrative (1)	55	68
Product development (1)	29	25

Total operating expenses	84	93

Income (loss) from operations	6	(7)
Interest income (expense), net	2	3
Other income (expense), net	(1)	(2)

Income (loss) before income taxes	7	(6)
Income tax provision	2	2

Net income (loss)	5%	(8)%

(1) The following table presents details of total share-based compensation expense included in each functional line item in the unaudited consolidated statements of operations above:

Selling, general and administrative	8%	10%
Product development	2	2

Net Revenues

The following table summarizes and analyzes the revenues we earned for the three months ended March 31, 2010 and 2009 (in thousands):

	Three months ended March 31,		Change
	2010	2009	$	%
Net revenues:
Technology licensing
Consumer hardware devices	$16,478	$13,709	$2,769	20%
% of total net revenues	71%	73%
Software	4,463	4,897	(434)	(9)
% of total net revenues	19%	27%

Total technology licensing	20,941	18,606	2,335	13

% of total net revenues	90%	100%
Advertising and third-party product distribution	2,266	2	2,264	1,132
% of total net revenues	10%	0%
Content distribution and related services	48	69	(21)	(30)
% of total net revenues	0%	0%

Total net revenues	$23,255	$18,677	$4,578	25%

Technology licensing—consumer hardware devices: The $2.8 million, or 20%, increase in net revenues from technology licensing to consumer hardware device manufacturers from the three months ended March 31, 2009 to the three months ended March 31, 2010 resulted primarily from an increase in royalty revenues due to timing of payments on certain fixed fee commitment arrangements which were renewed during the first quarter of 2010, and the recognition of revenues that had been deferred from the prior year under minimum volume commitment arrangements.

Technology licensing—software: The $434,000, or 9%, decrease in software licensing revenues from the three months ended March 31, 2009 to the three months ended March 31, 2010 was primarily due to approximately $700,000 less revenue generated and recognized from our website software sales, partially offset by an increase of approximately $250,000 from software development and licensing revenues from other licensing customers. Revenue generated from our website sales is deferred at the time of sale and recognized as revenue over the period of support. The lower revenue from our website sales for the three months ended March 31, 2010 compared to the same period in 2009 is primarily due to a lower deferred revenue balance at the time of our decision to terminate support on the then–current version of our website software. This lower deferred revenue balance resulted in lower revenue recorded for the three months ended March 31, 2010 compared to the same period in 2009.

Advertising and third-party product distribution: The $2.3 million increase in advertising and third-party product distribution revenue from the three months ended March 31, 2009 to the three months ended March 31, 2010 resulted primarily from revenue from our promotion and distribution agreement with Google, Inc. which we entered into on March 9, 2009. As such, in the three months ended March 31, 2010, we recognized a full quarter of revenue under this agreement as compared to no revenue in the same period of 2009.

Content distribution and related services: Content distribution and related services revenues decreased $21,000, or 30% from the three months ended March 31, 2009 to the three months ended March 31, 2010 as a result of a reduction in reported revenue by our Open Video System, or OVS, partners. Content distribution and related services revenues are the result of sales by our OVS customers and encoding and license revenues.

Gross profit

The following table shows the gross profit earned on each of our revenue streams for the three months ended March 31, 2010 and 2009 in absolute dollars and as a percentage of related revenues (in thousands):

	Three months ended March 31,		Change
	2010	2009	$	%
Gross profit:
Technology licensing	$18,723	$16,195	$2,528	16%
Gross margin %	89%	87%
Advertising and third-party distribution	2,171	(101)	2,272	(2250)
Gross margin %	96%	(5050)%
Content distribution and related services	21	(4)	25	(625)
Gross margin %	45%	(6)%

Total gross profit	$20,915	$16,090	$4,825	30%

Gross margin %	90%	86%

Technology licensing: The $2.5 million, or 16% increase in our technology licensing gross profit and the associated increase in gross margin from the three months ended March 31, 2009 to the three months ended March 31, 2010, were due primarily to the increase in our technology licensing revenue without a corresponding increase in royalty and license costs.

Advertising and third-party distribution: The $2.3 million increase in our advertising and third-party distribution gross profit represents primarily revenue recognized from our promotion and distribution agreement with Google during the three months ended March 31, 2010. During the three months ended March 31, 2009, gross margins from our advertising and third-party distribution were negative due to the relatively fixed cost base which exceeded our advertising and third-party product distribution revenue.

Content distribution and related services: Our content distribution and related services gross margin increased from a negative 6% for the three months ended March 31, 2009 to a positive 45% for the three months ended March 31, 2010, primarily due to a reduction in fixed costs associated with content distribution services we provide.

Operating expenses

The following table summarizes and analyzes our operating expenses for the three months ended March 31, 2010 and 2009 (in thousands):

	Three months ended March 31,		Change
	2010	2009	$	%
Operating expenses:
Selling, general and administrative	$12,765	$12,709	$56	0%
% of total net revenues	55%	68%
Product development	6,651	4,701	1,950	41
% of total net revenues	29%	25%

Total operating expenses	$19,416	$17,410	$2,006	12%

Selling, general and administrative: The $56,000 increase in selling, general and administrative expenses from the three months ended March 31, 2009 to the three months ended March 31, 2010, primarily included: (1) a $350,000 increase in compensation and benefit expenses, primarily due to higher fringe and variable compensation costs during the three months ended March 31, 2010; (2) an increase of $276,000 in acquisition costs relating to AnySource, representing the changes in estimated fair value of future milestone payments; (3) an increase of approximately $150,000 in marketing and promotion expenses, primarily related to our attendance at the Consumer Electronics Show, or CES, held in January 2010; (4) an increase of approximately $100,000 for contractor expenses, and (5) an increase of approximately $100,000 in office rent, utilities and other facility related expenses, partially offset by (6) a decrease of approximately $600,000 in legal expenses primarily due to litigation related costs incurred in 2009; (7) a decrease of approximately $250,000 in depreciation and amortization expenses, and (8) a decrease of approximately $100,000 in share-based compensation expenses.

Product development: The $2.0 million, or 41%, increase in product development expenses from the three months ended March 31, 2009 to the three months ended March 31, 2010 was primarily due to the increase in costs associated with our acquisition of AnySource in August of 2009. Our headcount increased by 20 as a result of the acquisition, which was a primary contributor to the increase of approximately $1.3 million in compensation and benefit expenses, the increase of $300,000 in share-based compensation expenses, the $100,000 increase in office rent, utility and other expenses, and the $50,000 increase in travel expenses. In addition, an increase in contractor expenses of approximately $100,000 and an increase in depreciation and amortization expenses of $100,000 also contributed to the overall increase in product development expenses as we continue to invest in the development of our software and service platforms for Internet enabled consumer electronics devices.

Interest income and expense, net: We reported net interest income of approximately $400,000 for the three months ended March 31, 2010 compared to approximately $600,000 for the three months ended March 31, 2009. The decrease is reflective of lower interest rates compared to the same period in the prior year.

Other income (expense), net: We recorded approximately $100,000 of other expenses for the three months ended March 31, 2010 as compared to approximately $400,000 of other expenses for the same period in 2009. The fluctuations in other income (expenses), net were primarily due to foreign exchange losses on our Euro-denominated intercompany receivable due from our German subsidiary MainConcept.

Income tax provision: We recorded an income tax provision of $531,000, or 30% of pre-tax income for the three months ended March 31, 2010, compared to a provision of $316,000, or a negative 28% of pre-tax loss for the three months ended March 31, 2009. The income tax provision recorded in the first quarter of 2009 included a discrete item of approximately $750,000 relating to a decrease to certain deferred tax assets as a result of a California tax law change that was enacted in February 2009. Excluding this discrete item, our effective tax rate for the three months ended March 31, 2009 was approximately 40%.

The difference between the Company’s effective tax rate of 30% and the 35% U.S. federal statutory rate for the three month period ended March 31, 2010 was primarily due to the impact of the California tax law change to our effective tax rate in 2010, state income taxes, permanent differences, and California research and development credits. The difference between our effective tax rate of approximately 40% (excluding the discrete item described above) and the 35% U.S. federal statutory rate for the three months ended March 31, 2009 was primarily due to state income taxes and permanent differences.

Liquidity and capital resources

The following table presents data regarding our liquidity and capital resources as of March 31, 2010 and December 31, 2009 (in thousands):

	March 31, 2010	December 31, 2009
Cash, cash equivalents and short-term investments	$135,572	$139,930
Working capital	138,450	133,954
Total assets	209,658	207,598

Cash Flows (in thousands):

	Three Months Ended March 31,
	2010	2009
Net cash (used in) provided by operating activities	$(2,401)	$2,532
Net cash used in investing activities	(3,999)	(24,800)
Net cash provided by financing activities	144	456
Effect of exchange rate changes on cash	(38)	(108)

Net decrease in cash and cash equivalents	(6,294)	(21,920)
Cash and cash equivalents at beginning of period	14,883	43,442

Cash and cash equivalents at end of period	$8,589	$21,522

Cash (used in) provided by operating activities: The $2.4 million of cash used in operating activities for the three months ended March 31, 2010 was primarily due to an increase in accounts receivable of $4.9 million as a result of timing of payments, an increase in prepaid and other assets of $3.3 million, an increase in taxes receivable of $755,000, and a decrease in deferred revenue of $856,000, offset by net income of $1.3 million, non-cash stock based compensation expenses of $2.4 million, and non-cash depreciation and amortization expenses of $1.5 million.

The $2.5 million of cash provided by operating activities for the three months ended March 31, 2009 was primarily due to a decrease in accounts receivable of $5.5 million, non-cash stock based compensation of $2.2 million, and non-cash depreciation and amortization expenses of $1.5 million, partially offset by a net loss of $1.4 million, an increase in prepaid and other assets of $3.2 million, an increase in income taxes payable (receivable) of $1.2 million, and a decrease in deferred revenue of $856,000.

Cash used in investing activities: The $4.0 million of cash used in investing activities for the three months ended March 31, 2010 was due to purchases of investments of $43.5 million, cash paid for format approval agreement of $750,000, cash paid in the acquisition of AnySource of $675,000, and purchases of property and equipment of $204,000, partially offset by sales and maturities of investments of $41.2 million.

The $24.8 million of cash used in investing activities for the three months ended March 31, 2009 was due to purchases of investments of $50.7 million, purchases of property and equipment of $200,000, and $100,000 of cash paid for MainConcept acquisition milestones, partially offset by sales and maturities of investments of $26.2 million.

Cash provided by (used in) financing activities: The $144,000 cash provided by financing activities for the three months ended March 31, 2010 was primarily due to net proceeds from the exercise of stock options and vesting of restricted stock awards.

The $456,000 cash provided by financing activities for the three months ended March 31, 2009 was primarily due to shortfall of tax benefit from the cancellation of stock options.

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

Interest Rate Risk

All of our fixed income investments are classified as available-for-sale and are therefore reported on the balance sheets at market value. The fair values of our cash equivalents and investments are subject to change as a result of changes in market interest rates and investment risk related to the issuers’ credit worthiness. To minimize these risks, we maintain an investment portfolio of various holdings, types and maturities. We have established guidelines relative to diversification and maturities that attempt to maintain safety and liquidity. These guidelines are periodically reviewed and modified, if necessary. We do not utilize financial contracts to manage our exposure in our investment portfolio to changes in interest rates. At March 31, 2010, we had $139.2 million in cash and cash equivalents, and investments, all of which are stated at fair value. A 10 basis point increase or decrease in market interest rates over a three months period would not be expected to have a material impact on the fair value of $8.6 million of our cash and cash equivalents at March 31, 2010, as these consisted of securities with maturities of less than three months.

The weighted-average maturity of our investments excluding ARS as of March 31, 2010 was approximately nine months. A 100 basis point increase or decrease in interest rates over a nine-month period from those in effect at March 31, 2010 would, however, decrease or increase, respectively, the approximately $118.9 million remaining of our investments (excluding ARS and the related put option) by approximately $850,000. While changes in interest rates may affect the fair value of our investment portfolio, any gains or losses will not be recognized in our consolidated statements of operations until the investment is sold or if the reduction in fair value was determined to be other than temporary.

At March 31, 2010, we held approximately $4.0 million of ARS in par value, classified in long-term assets, whose underlying assets are student loans which are substantially backed by the federal government. Since February 2008, these auctions have failed and therefore continue to be illiquid and we will not be able to access these funds until a future auction of these investments is successful or a buyer is found outside of the auction process. As a result, our ability to liquidate our investments and fully recover the carrying value of our investments in the near term may be limited or may not exist. If the issuers are unable to successfully close future auctions and their credit ratings deteriorate, we may in the future be required to record an impairment charge on these investments. A 100 basis point increase or decrease in market interest rates over a three months period would not be expected to have a material impact on the fair value of our ARS holdings.

In November 2008, we accepted an offer from UBS AG, or UBS, entitling us to sell at par value ARS originally purchased from UBS at any time during a two-year period from June 30, 2010 through July 2, 2012. If UBS has insufficient funding to buy back the ARS and the auction process continues to fail, then we may incur further losses on the carrying value of the ARS.

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

Additionally, at March 31, 2010, we had a receivable balance denominated in Euros due from MainConcept. Our outstanding receivable balance is translated into U.S. dollars for financial reporting purposes, with unrealized gains and losses included as a component of other income (expense), net. A 100 basis point increase or decrease in foreign currency exchange rates over a three month period from those in effect at March 31, 2010 would not materially impact our financial position, results of operations and cash flows. During the three months ended March 31, 2010, we recorded approximately $137,000 of foreign currency losses related to our foreign currency receivable denominated in Euros in other income (expense), net on our consolidated statements of operations.

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

The risk factors set forth below with an asterisk (*) next to the title are new risk factors or risk factors containing changes, including any material changes, from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009, as filed with the Securities and Exchange Commission.

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

*We expect the market for DVD players to decline as new products are introduced into the market. To the extent that sales of DVD players decline, or alternative technologies in which we do not participate replace DVDs as a dominant medium for consumer video entertainment, our licensing revenue will be adversely affected.

Growth in our revenue over the past several years has been the result, in large part, of the rapid growth in sales of red-laser DVD players incorporating our technologies. For the three months ended March 31, 2010, 2009 and 2008, we derived approximately 71%, 73% and 67%, respectively, of our total net revenues from technology licensing to consumer hardware device manufacturers, a majority of which are derived from sales of red-laser DVD players incorporating our technologies. However, as the markets for DVD players mature, we expect sales of red-laser DVD players to decline. To the extent that sales of red-laser DVD players decline, our licensing revenue will be adversely affected. In addition, if new technologies are developed for use with DVDs or new technologies are developed that substantially compete with or replace red-laser DVDs as a dominant medium for consumer video entertainment such as the Blu-ray Disc, and if we are unable to develop and successfully market technologies that are incorporated into or compatible with such new technologies, our ability to generate revenues will be adversely affected.

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

We also compete with companies that offer products or services that compete with specific aspects of our digital media ecosystem. For example, our digital rights management technology competes with technologies from companies such as Apple Computer, ContentGuard, Intertrust Technologies, Microsoft, Nagra Audio, NDS Group and 4C Entity, as well as the internal development efforts of certain of our licensees. Similarly, content distribution providers, such as Amazon.com, Apple Computer, Google, Joost, MovieLink, a subsidiary of Blockbuster Inc., MySpace.com, a subsidiary of News Corporation, Netflix, Yahoo!, YouTube, a subsidiary of Google, Hulu, LLC and subscription entertainment services and cable and satellite providers compete with our content distribution services. In addition, we compete with companies such as Yahoo!, VUDU, Inc., a subsidiary of Wal-Mart Stores, Inc., Boxee, Inc. and Rovi Corporation and with internally developed proprietary solutions developed by hardware device manufacturers and integrated circuit manufacturers in our development and marketing of technologies to enable the next generation of Internet-enabled consumer electronics devices.

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

*We are dependent on the sale by our licensees of consumer hardware and software products that incorporate our technologies. Our top 10 licensees by revenue accounted for approximately 58% of our total net revenues during the three months ended March 31, 2010, and a reduction in revenues from those licensees or a loss of one or more of our key licensees would adversely affect our licensing revenue.

We derive most of our revenue from the licensing of our technologies to consumer hardware device manufacturers, software vendors and consumers. We derived 90%, 100% and 76% of our total net revenues from licensing our technology during the three months ended March 31, 2010, 2009 and 2008, respectively. One or a small number of our licensees generally represents a significant percentage of our technology licensing revenues. For example, in the three months ended March 31, 2010, Samsung accounted for approximately 14% of our total net revenues, and our top 10 licensees by revenue accounted for approximately 58% of our total net revenues. Our technology licensing revenues are particularly dependent upon our relationships with consumer hardware device manufacturers. We cannot control consumer hardware device manufacturers’ and software developers’ product development or commercialization efforts or predict their success. Our license agreements typically require manufacturers of consumer hardware devices and software vendors to pay us a specified royalty for every shipped consumer hardware or software product that incorporates our technologies, but many of these agreements do not require these manufacturers to guarantee us a minimum royalty in any given period. Accordingly, if our licensees sell fewer products incorporating our technologies, or otherwise face significant economic difficulties, our licensing revenues will be adversely affected. Additionally, certain of our license agreements provide for specific royalties based on our estimations of the volumes of certain units consumer hardware device manufacturers are likely to ship during a given term; if our estimates are too low, the actual per-unit revenues received may be lower than expected. Also, certain of our OEM partners have sought to enter into a site license with us, pursuant to which the OEM partner pays a flat royalty fee for use of certain of our technology. If we underestimate the use of our technology by one of our site license partners, the flat royalty rate that we charge may be too low and our revenues may be adversely affected. Our license agreements are generally for two years or less in duration, and a significant number of these agreements expire in any given quarter. Upon expiration of their license agreements, manufacturers and software developers may not renew their agreements or may elect not to enter into new agreements with us on terms as favorable as our current agreements.

*Revenues under our promotion and distribution agreement with Google, entered into in March 2009, represented nearly 10% of our total net revenues in the three months ended March 31, 2010. A termination of our promotion and distribution agreement with Google or our failure to renew or replace this agreement would significantly decrease our revenues.

In March 2009, we entered into a promotion and distribution agreement with Google pursuant to which we distribute Google products, including among others the Google Chrome web browser, with our software products, and Google pays us fees based on successful activations of these products. Since March 2009, we have relied on this relationship with Google for a significant portion of our revenue. Revenue derived from the agreement represented nearly 10% of our total net revenues in the three months ended March 31, 2010. If Google’s products do not prove to be as popular among consumers as we anticipate, if our products decline in popularity among consumers, or if Google’s products reach market saturation, we may experience a decrease in revenue under our agreement with Google. In addition, our ability to continue to generate revenues under the agreement is limited by a cap on the total amounts payable by Google under the agreement, after which Google is relieved of further obligations to pay us for successful activations or otherwise. If we meet this cap, our revenues in subsequent periods may decrease. This agreement expires upon the earlier of February 28, 2011 or the date upon which we reach the cap on the total amounts payable by Google to us under the agreement, and Google is under no obligation to renew this agreement. If, upon the expiration of our agreement with Google, we fail to enter into a new agreement with Google or a similar partner on substantially the same or more favorable terms, our future revenues will significantly decrease.

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

We have offices in eight foreign countries as well as sales staff in others, and we are dedicating a significant portion of our sales efforts in countries outside North America. We are dependent on international sales for a substantial amount of our total revenues. For the three months ended March 31, 2010, 2009 and 2008, our net revenue outside North America comprised 81%, 90% and 72%, respectively, of our total net revenues. We expect that international sales will continue to represent a substantial portion of our revenues for the foreseeable future. These future international revenues will depend to a large extent on the continued use and expansion of our technologies in entertainment industries worldwide. Increased worldwide use of our technologies is also an important factor in our future growth. We are investing resources into expanding the reach of our technologies into the markets of foreign countries where our technologies have not yet been widely adopted. We may not be successful in our efforts to penetrate new international markets for our products.

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

As of March 31, 2010 we had 357 full-time and part-time employees. We may need to expand or contract our managerial, operational, financial and other resources to manage our business, including our relationships with key customers and licensees. Our current facilities and systems may not be the correct size to support this future growth or contraction. We may require additional office space to accommodate our growth. Additional office space may not be available on commercially reasonable terms and may result in a disruption of our corporate culture. Our need to effectively manage our operations, growth and various projects requires that we continue to improve our operational, financial and management controls, reporting systems and procedures and to attract and retain sufficient numbers of talented employees. We may be unable to successfully implement these tasks on a larger scale, which could prevent us from executing our business strategy.

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

As of March 31, 2010, we held approximately $15.7 million par value of auction rate securities ($15.4 million estimated fair value, including related put option). During the three months ended March 31, 2010, $2.7 million worth of the Company’s auction rate securities were redeemed. During the years 2009 and 2008, approximately $500,000 and $1.3 million, respectively, worth of the Company’s auction rate securities were redeemed. Subsequent to March 31, 2010 and prior to the filing of this quarterly report on Form 10-Q, $2.5 million worth of the Company’s auction rate securities were redeemed. All other auction rate security instruments in our portfolio have failed at auctions since February 2008, and we may not be able to sell these securities in a timely manner to meet a liquidity need. In the event that we are unable to sell the underlying securities at or above our carrying value, or at all, these securities may not provide us a liquid source of cash in the future.

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

The current turbulence in the U.S. and global financial markets could adversely affect our stock price and our ability to raise additional capital through the sale of equity or debt securities. As of April 30, 2010, we had 32,889,398 shares of common stock outstanding. As a result of our relatively small public float, our common stock may be less liquid than the stock of companies with broader public ownership. In 2008, we undertook a share repurchase program, which was completed as of June 30, 2008. Prior repurchases, as well as any future repurchases of our common stock, reduce our public float and may cause our common stock to become less liquid. A reduction in the liquidity of our common stock, as a result of the recent share repurchase or otherwise, could have a greater impact on the trading price for our shares than would be the case if our public float were larger.

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

As of April 30, 2010, there were 32,889,398 shares of our common stock outstanding. Substantially all of these shares are eligible for sale in the public market, although as of April 30, 2010, 559,350 of these shares were held by directors, executive officers and other affiliates and will be subject to volume limitations under Rule 144. In addition, as of April 30, 2010, we had outstanding warrants to purchase up to 395,000 shares of common stock that, if exercised, will result in these additional shares becoming available for sale. A large portion of these shares and warrants are held by a small number of persons and investment funds. Sales by these stockholders or warrant holders of a substantial number of shares could significantly reduce the market price of our common stock. Moreover, the holders of 229,889 shares of common stock at April 30, 2010 have rights, subject to some conditions, to require us to file registration statements covering the shares they currently hold or to include these shares in registration statements that we may file for ourselves or other stockholders. Additionally, the current turbulence in the U.S. and global financial markets has caused a decline in stock values across all industries.

As of April 30, 2010, an aggregate of approximately 7,949,254 shares of our common stock were reserved for future issuance under our 2000 Stock Option Plan, or 2000 Plan, our 2006 Equity Incentive Plan, or 2006 Plan, and our 2006 Employee Stock Purchase Plan, or 2006 Purchase Plan and the share reserve under our 2006 Plan and our 2006 Purchase Plan are subject to automatic annual increases in accordance with the terms of the plans. These shares can be freely sold in the public market upon issuance. If a large number of these shares are sold in the public market, the sales could reduce the trading price of our common stock and impede our ability to raise future capital.

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

As of March 31, 2010, the remaining $62.8 million of proceeds from our initial public offering are invested in auction rate securities, commercial paper, certificates of deposit, corporate bonds, government agency notes, and money market funds.

Item 6.	Exhibits.

Exhibit Number	Description of Document

3.1(1)	Form of Amended and Restated Certificate of Incorporation as currently in effect.

3.2(2)	Form of Amended and Restated Bylaws as currently in effect.

4.1(1)	Form of Common Stock Certificate.

10.27+	Summary of DivX, Inc. 2010 Executive Cash Bonus Plan.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Indicates management contract or compensatory plan.

(1)	Incorporated by reference to the exhibit of the same number to the Company’s Registration Statement on Form S-1 (No. 333-133855), originally filed with the SEC on May 5, 2006.

(2)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on March 1, 2010.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIVX, INC.

Dated: May 6, 2010	By:	/s/ Dan L. Halvorson
Dan L. Halvorson
Chief Financial Officer and Executive Vice President Operations (Duly authorized officer and principal financial officer)