Form 10-Q
period 2010-06-30
DIVX INC
filed 2010-08-09
CIK 1342960

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Yes  ☐    No   ☒

The number of shares of the Registrant’s Common Stock outstanding as of July 30, 2010 was 33,209,929.

DIVX, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED JUNE 30, 2010

PART I — FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

DIVX, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	June 30, 2010	December 31, 2009
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$29,355	$14,833
Short-term investments	113,892	125,047
Accounts receivable, net of allowance of $273 and $258 at June 30, 2010 and December 31, 2009, respectively	3,199	2,521
Income tax receivable	2,850	1,011
Prepaid expenses	5,526	3,690
Deferred tax assets, current	1,025	1,025
Other current assets	1,250	1,379

Total current assets	157,097	149,556
Property and equipment, net	1,705	2,143
Long-term investments	3,019	3,779
Deferred tax assets, long-term	13,014	13,178
Purchased intangible assets, net	11,394	13,340
Goodwill	17,153	18,528
Other assets	6,457	7,074

Total assets	$209,839	$207,598

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,324	$1,853
Accrued liabilities	2,132	1,654
Accrued compensation and benefits	4,831	2,705
Accrued format approval fee	691	820
Accrued patent royalties	723	725
Acquisition related contingent liabilities	1,483	1,976
Income taxes payable	437	519
Deferred revenue, current	4,600	5,350

Total current liabilities	16,221	15,602
Deferred tax liability	1,704	1,995
Deferred revenue, long-term	911	861
Accrued format approval fee, long-term	736	713
Acquisition related contingent liabilities, long-term	2,105	2,659
Other long-term liabilities	569	593

Total liabilities	22,246	22,423
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000 shares authorized at June 30, 2010 and December 31, 2009; no shares issued and outstanding at June 30, 2010 and December 31, 2009	—	—
Common stock, $0.001 par value, 200,000 shares authorized at June 30, 2010 and December 31, 2009; 33,203 and 32,819 shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively	33	32
Additional paid-in capital	184,910	178,319
Accumulated other comprehensive loss	(3,250)	(641)
Retained earnings	5,900	7,465

Total stockholders’ equity	187,593	185,175

Total liabilities and stockholders’ equity	$209,839	$207,598

See accompanying notes.

DIVX, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net revenues:
Technology licensing	$16,877	$13,725	$37,818	$32,331
Media and other distribution and services	2,688	1,509	5,002	1,580

Total net revenues	19,565	15,234	42,820	33,911
Cost of revenues:
Cost of technology licensing (excludes amortization of purchased developed intangibles)	2,283	2,165	4,501	4,576
Cost of media and other distribution and services	115	136	237	312

Total cost of revenues	2,398	2,301	4,738	4,888

Gross profit	17,167	12,933	38,082	29,023
Operating expenses:
Selling, general and administrative(1)	14,122	11,875	26,887	24,584
Product development(1)	6,868	4,633	13,519	9,334

Total operating expenses	20,990	16,508	40,406	33,918

Loss from operations	(3,823)	(3,575)	(2,324)	(4,895)
Interest income (expense), net	385	432	786	1,026
Other income (expense), net	71	529	(42)	139

Loss before income taxes	(3,367)	(2,614)	(1,580)	(3,730)
Income tax provision (benefit)	(546)	(255)	(15)	61

Net Loss	$(2,821)	$(2,359)	$(1,565)	$(3,791)

Net loss per share:
Basic	$(0.09)	$(0.07)	$(0.05)	$(0.12)

Diluted	$(0.09)	$(0.07)	$(0.05)	$(0.12)

Shares used to compute basic net loss per share	33,010	32,589	32,924	32,532

Shares used to compute diluted net loss per share	33,010	32,589	32,924	32,532

(1) Includes share-based compensation as follows:

Selling, general and administrative	$2,081	$1,831	$3,872	$3,713
Product development	601	524	1,210	841

See accompanying notes.

DIVX, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six months ended June 30,
	2010	2009
	(unaudited)
Cash flows from operating activities:
Net loss	$(1,565)	$(3,791)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,911	3,005
Gain realized on equity interest relating to purchase of MainConcept–Japan	(213)	—
Accretion of interest expense	44	87
Deferred taxes	111	223
Change in acquisition related contingent consideration liability	378	—
Net recoveries from uncollectible account receivables	(39)	(272)
Share-based compensation	5,082	4,554
Accretion of discounts and amortization of premiums on investments	878	341
Excess tax benefit from exercises of stock options	—	(448)
Realized gain on auction rate securities	—	(141)
Foreign currency transaction loss	302	26
Changes in operating assets and liabilities:
Accounts receivable	(695)	5,889
Income taxes payable (receivable)	(1,921)	(1,918)
Prepaid expenses and other assets	(1,854)	(1,844)
Accounts payable	214	(352)
Accrued liabilities	767	(283)
Accrued compensation and benefits	1,669	(760)
Deferred revenue	(296)	(523)
Deferred rent	(11)	257

Net cash provided by operating activities	5,762	4,050
Cash flows from investing activities:
Purchase of investments	(56,315)	(78,613)
Proceeds from sales and maturities of investments	67,012	53,803
Purchase of property and equipment	(442)	(258)
Cash paid on format approval agreement obligation	(1,200)	(200)
Cash paid in MainConcept – Japan acquisition, net of cash acquired	(228)	—
Cash paid in AnySource acquisition	(1,425)	—
Cash paid in MainConcept acquisition	—	(97)

Net cash provided by (used in) investing activities	7,402	(25,365)
Cash flows from financing activities:
Proceeds from exercise of stock options	937	22
Proceeds from shares issued under the employee stock purchase plan	573	503
Excess tax benefit from exercises of stock options	—	448
Repurchase of unvested stock	(2)	(13)

Net cash provided by financing activities	1,508	960
Effect of exchange rate changes on cash	(200)	119

Net increase (decrease) in cash and cash equivalents	14,472	(20,236)
Cash and cash equivalents at beginning of period	14,883	43,442

Cash and cash equivalents at end of period	$29,355	$23,206

Supplemental disclosure of non-cash investing activities:
Format approval agreement obligation	$300	$—

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$2,481	$1,769

See accompanying notes.

DIVX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1—Background and Basis of Presentation

Basis of Presentation

The accompanying consolidated balance sheet as of June 30, 2010, the consolidated statements of operations for the three and six months ended June 30, 2010 and 2009 and the consolidated statements of cash flows for the six months ended June 30, 2010 and 2009 are unaudited. The unaudited consolidated balance sheet as of June 30, 2010 is presented with amounts derived from the audited consolidated balance sheet as of December 31, 2009. These statements should be read in conjunction with the audited consolidated financial statements and related notes, together with management’s discussion and analysis of financial condition and results of operations, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, or the Annual Report.

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP. The unaudited consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements in the Annual Report, and include all adjustments (consisting of normal recurring accruals) necessary for the fair presentation of the Company’s financial information for the periods presented. The results of operations for the three and six months ended June 30, 2010 are not necessarily indicative of the results to be expected for the year as a whole.

Proposed Merger

On June 1, 2010, the Company entered into an Agreement and Plan of Merger, or Merger Agreement, with Sonic Solutions, or Sonic, a Novato, California-based company that develops products and services that enable the creation, management, and enjoyment of digital media across a wide variety of technology platforms. Pursuant to the Merger Agreement, the Company will merge with Siracusa Merger Corporation, a newly formed, wholly owned subsidiary of Sonic, and DivX, Inc. will become a wholly owned subsidiary of Sonic (First Merger). Immediately thereafter, DivX, Inc. will merge with Siracusa Merger LLC, another newly formed, wholly owned subsidiary of Sonic, with Siracusa Merger LLC surviving the merger and immediately changing its name to DivX LLC (Second Merger) (the First Merger and the Second Merger are together referred to as the Proposed Merger). After the Second Merger, the separate corporate existence of DivX, Inc. will cease.

In the Proposed Merger, the Company’s stockholders will receive the merger consideration of 0.514 shares of Sonic common stock and $3.75 in cash for each share of DivX common stock that they own. Sonic shareholders will continue to own their existing shares of Sonic common stock, which will not be affected by the merger. After the close of the merger, current Sonic and DivX, Inc. stockholders are expected to own approximately 65% and 35%, respectively, of Sonic’s outstanding shares. The Proposed Merger is subject to customary closing conditions, and shareholder and regulatory approvals. The Merger Agreement contains customary representations and warranties and pre-closing covenants. It contains termination provisions for each of Sonic and the Company, and provides that in certain specified circumstances, the Company must pay Sonic a termination fee of $8.35 million.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes to the financial statements. Actual results could differ from those estimates.

Recent Accounting Pronouncements

With the exception of those stated below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the six months ended June 30, 2010, as compared to the recent accounting pronouncements described in the Annual Report that are of material significance, or have potential material significance, to the Company.

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

The following table sets forth the computation of basic and diluted EPS for the three and six months ended June 30, 2010 and 2009 (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Numerator:
Net loss	$(2,821)	$(2,359)	$(1,565)	$(3,791)

Denominator:
Weighted average common shares outstanding (basic)	33,010	32,589	32,924	32,532

Weighted average shares of common stock outstanding (diluted)	33,010	32,589	32,924	32,532

Basic loss per share	$(0.09)	$(0.07)	$(0.05)	$(0.12)

Diluted loss per share	$(0.09)	$(0.07)	$(0.05)	$(0.12)

Potentially dilutive securities, which are not included in the calculation of diluted net loss per share because to do so would be anti-dilutive, are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Options to purchase common stock	5,413	5,596	6,696	5,350
Restricted stock awards	340	258	302	269
Common stock warrants	395	545	395	545

Total	6,418	6,399	7,393	6,164

Note 3— Investments and Fair Value Measurements

Investments

The following table summarizes investments by security type as of June 30, 2010 and December 31, 2009 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
June 30, 2010
Trading securities:
Auction rate securities and put option				$5,450

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale securities:
Commercial paper	$2,000	$—	$—	2,000
Certificates of deposit	5,350	—	—	5,350
Corporate bonds	63,598	60	(376)	63,282
Municipal bonds	1,000	1	—	1,001
U.S. government agency notes	36,791	22	(4)	36,809

Total short-term investments	108,739	83	(380)	113,892

Auction rate securities - long-term investments	3,300	—	(281)	3,019

Total investments	$112,039	$83	$(661)	$116,911

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2009
Trading securities:
Auction rate securities and put option				$14,250
Available-for-sale securities:
Commercial paper	$4,995	$—	$—	4,995
Certificates of deposit	4,153	—	—	4,153
Corporate bonds	51,156	130	(41)	51,245
Municipal bonds	2,005	3	—	2,008
U.S. government agency notes	48,384	31	(19)	48,396

Total short-term investments	110,693	164	(60)	125,047

Auction rate securities - long-term investments	4,120	—	(341)	3,779

Total investments	$114,813	$164	$(401)	$128,826

The following table summarizes the contractual maturities of the Company’s investments as of June 30, 2010 (in thousands):

Less than one year	$90,583
Due in one to five years	23,309
Due after five years	3,019

$116,911

Realized gains and losses on investments are included in interest income (expense), net, in the accompanying consolidated statements of operations. During the three and six months ended June 30, 2010, the Company recorded realized gains of $10,000 and $12,000, respectively, on the sale of investments. During the three and six months ended June 30, 2009, the Company recorded realized gains of $14,000 and $28,000, respectively, on the sale of investments. As of June 30, 2010 and December 31, 2009, unrealized losses of $341,000 and $187,000, respectively, were included in accumulated other comprehensive loss in the accompanying consolidated balance sheets.

The Company’s short-term investments consist primarily of commercial paper, certificates of deposit, corporate bonds, U.S. government agency notes, and auction rate securities, or ARS, which are long-term variable rate bonds tied to short-term interest rates. The Company’s long-term investments consist of ARS.

At June 30, 2010, the Company’s holdings of ARS aggregated approximately $8.5 million in fair value (including related put option), $5.5 million of which were included in short-term investments and the remaining $3.0 million included in long-term investments in the consolidated balance sheets. After the initial issuance of the ARS, the interest rate on the underlying securities is reset periodically, at intervals established at the time of issuance (primarily every 27 to 34 days), based on market demand for a reset period. ARS are bought and sold in the marketplace through a competitive bidding process often referred to as a “Dutch auction.” If there is insufficient interest in the securities at the time of an auction, the auction may not be completed and the rates may be reset to predetermined “penalty” or “maximum” rates. In February 2008, auctions began to fail for these securities and each auction since then has failed. As of June 30, 2010, the Company held $8.8 million par value ARS. The underlying assets of the securities consisted of student loans and municipal bonds, all of which were guaranteed by the U.S. government. All of these ARS had credit ratings of AAA by a rating agency. These ARS have contractual maturity dates ranging from 2034 to 2047. The Company is receiving the underlying cash flows on all of its ARS. The principal associated with failed auctions is not expected to be accessible until a successful auction occurs, the issuer redeems the securities, a buyer is found outside of the auction process or the underlying securities mature.

In November 2008, the Company accepted an offer (the Right) from UBS AG (UBS), entitling it to sell at par value ARS originally purchased from UBS at any time during a two-year period from June 30, 2010 through July 2, 2012. In accepting the Right, the Company granted UBS the authority to sell or auction the ARS at par at any time up until the expiration date of the offer and released UBS from any claims relating to the marketing and sale of ARS. During the three and six months ended June 30, 2010, $2.4 million and $5.0 million of ARS held with UBS were redeemed at par by the underlying issuers. In addition, during the three months ended June 30, 2010, UBS redeemed $3.9 million of the Company’s ARS holdings at par. As of June 30, 2010, the remaining ARS held by the Company with UBS amounted to $5.5 million in par value and $5.0 million in fair value, which was classified as short-term investments. In July 2010, the Company exercised its Right under the agreement and sold these ARS holdings of $5.5 million to UBS at par value. The remaining $3.0 million ARS in fair value are held at another financial institution and continued to be classified as long-term investments as of June 30, 2010.

The Company’s Right to sell the ARS to UBS commencing June 30, 2010 represented a put option for a payment equal to the par value of the ARS. As the put option was non-transferable and could not be attached to the ARS if they were sold to another entity other than UBS, it represented a freestanding instrument between the Company and UBS. The Company elected the fair value option and recorded the put option in long-term investments. During the three and six months ended June 30, 2010, the Company recorded in other income (expense), net in the consolidated statements of operations losses of $702,000 and $1.1 million, respectively, representing the changes in the fair value of the put option, and gains of the same amount in the same periods, which represented the changes in the fair value of the ARS. The losses and gains recorded in the three and six months ended June 30, 2010 resulted in a net impact of zero in the Company’s consolidated statements of operations. During the three and six months ended June 30, 2009, the Company recorded in other income (expense), net in the consolidated statements of operations a gain of $253,000 and a loss of $639,000, respectively, representing the changes in the fair value of the put option. During the three and six months ended June 30, 2009, the Company also recorded gains of $35,000 and $779,000, respectively, representing the changes in the fair value of the ARS. The losses and gains recorded in the three and six months ended June 30, 2009 resulted in gains of $288,000 and $140,000, respectively, in the Company’s consolidated statements of operations.

As of June 30, 2010, the Company’s ARS with a fair value of approximately $3.0 million held by another financial institution had been in a continuous unrealized loss position for a period of more than 12 months. As of June 30, 2010, the unrealized losses on these investments were $281,000. The gross unrealized losses on these ARS as of June 30, 2010 were primarily due to their illiquidity. The Company has the ability and intent to hold its non-UBS investments for a period of time sufficient to allow for any anticipated recovery in market value or final settlement at the underlying par value, as the Company believes that the credit ratings and credit support of the security issuers indicate that they have the ability to settle the securities at par value. During the three and six months ended June 30, 2010, $700,000 and $820,000, respectively, of ARS held with this financial institution were redeemed at par. As such, the Company has determined that no other-than-temporary impairment losses existed as of June 30, 2010, and recorded changes in the fair value of these ARS investments of $60,000 in accumulated other comprehensive gain.

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

The following table represents the Company’s fair value hierarchy for its assets and liabilities measured at fair value on a recurring basis as of June 30, 2010 and December 31, 2009 (in thousands):

	Fair Value	Level 1	Level 2	Level 3
June 30, 2010
Assets:
Money market funds	$24,924	$24,924	$—	$—

	Fair Value	Level 1	Level 2	Level 3
Short-term investments:
Commercial paper	2,000	2,000	—	—
Certification of deposit	5,350	5,350	—	—
Corporate bonds	63,282	63,282	—	—
Municipal bonds	1,001	1,001	—	—
U.S government agency notes	36,809	36,809	—	—
Auction rate securities	4,998	—	—	4,998
Put option	452	—	—	452
Long-term investments:
Auction rate securities	3,019	—	—	3,019

Total assets at fair value	$141,835	$133,366	$—	$8,469

Liabilities:
Acquisition related contingent consideration liabilities
Current	$1,483	$—	$—	$1,483
Long-term	2,105	—	—	2,105

Total liabilities at fair value	$3,588	$—	$—	$3,588

December 31, 2009
Assets:
Money market funds	$9,011	$9,011	$—	$—
Short-term investments:
Commercial paper	4,995	4,995	—	—
Certification of deposit	4,153	4,153	—	—
Corporate bonds	51,245	51,245	—	—
Municipal bonds	2,008	2,008	—	—
U.S government agency notes	48,396	48,396	—	—
Auction rate securities	12,684	—	—	12,684
Put option	1,566	—	—	1,566
Long-term investments:
Auction rate securities	3,779	—	—	3,779

Total assets at fair value	$137,837	$119,808	$—	$18,029

Liabilities:
Acquisition related contingent consideration liabilities
Current	$1,976	$—	$—	$1,976
Long-term	2,659	—	—	2,659

Total liabilities at fair value	$4,635	$—	$—	$4,635

Historically, the fair value of ARS approximates par value due to the frequent resets through the auction process. While the Company continues to earn interest on its ARS investments at the contractual rate, these investments are not currently trading and therefore do not have a readily determinable market value. Accordingly, the estimated fair value of the ARS no longer approximates par value. At June 30, 2010, the Company utilized an income approach based on discounted cash flow technique to arrive at this valuation based on Level 3 inputs for the ARS. The assumptions used in preparing the discounted cash flow model include estimates of, based on data available as of June 30, 2010, interest rates, timing and amount of cash flows, credit and liquidity premiums, and expected holding periods of the ARS. The Company valued the put option asset using a discounted cash flow approach including estimates of, based on Level 3 data available as of June 30, 2010, interest rates, timing and amount of cash flow, adjusted for any bearer risk associated with UBS’s financial ability to repurchase the ARS beginning June 30, 2010. The assumptions used in valuing both the ARS and the put option are volatile and subject to change as the underlying sources of these assumptions and market conditions change.

The following table provides reconciliation for all assets measured at fair value using significant unobservable inputs (Level 3) for the six months ended June 30, 2010 (in thousands):

	Fair Value Measurements at Reporting Date Using Significant Unobservable Inputs (Level 3)
	Put Option	ARS
Balance at January 1, 2010	$1,566	$16,463
Redemption of ARS investments	—	(9,620)
Total gains or (losses):
Included in accumulated other comprehensive loss	—	60
Included in net loss	(1,114)	1,114

Balance at June 30, 2010	$452	$8,017

On August 27, 2009, the Company acquired substantially all the assets of AnySource Media, LLC, (AnySource), a technology company developing software and service platforms for Internet-enabled consumer electronics devices. The total consideration for the net assets acquired included contingent consideration of up to $7.5 million upon the achievement of certain technical product development milestones and certain revenue and distribution milestones. On the acquisition date, a liability was recognized for an estimate of the acquisition date fair value of the contingent milestone consideration based on the probability of achieving the milestones and the probability weighted discount on cash flows. As of June 30, 2010, the gross remaining contingent consideration totaled $5.3 million. The Company reassessed the fair value of the remaining contingent consideration at $3.6 million.

This fair value measurement is based on significant inputs not observed in the market and thus represents a Level 3 measurement. Level 3 instruments are valued based on unobservable inputs that are supported by little or no market activity and reflect the Company’s own assumptions in measuring fair value. Discount rates considered in the assessment of the fair value of the contingent milestones range from approximately 6% to 23%. Future changes in fair value of the contingent milestone consideration, as results of changes in significant inputs such as the discount rate and estimated probabilities of milestone achievements, could have a material effect on the statement of operations and financial position in the period of the change. During the three and six months ended June 30, 2010, milestone payments of $750,000 and $1.4 million, respectively, were made and total expenses of $102,000 and $378,000, respectively, were recorded in the consolidated statements of operations primarily due to changes in the estimated probabilities and the time effect of the discounting of estimated milestone consideration to be paid in the future. This resulted in a $1.0 million change in the fair value of remaining contingent consideration from $4.6 million as of December 31, 2009 to $3.6 million as of June 30, 2010.

The following table provides reconciliation for the contingent consideration measured at fair value using significant unobservable inputs (Level 3) for the six months ended June 30, 2010 (in thousands):

Balance at January 1, 2010	$4,635
Payments made	(1,425)
Expenses recorded due to changes in fair value	378

Balance at June 30, 2010	$3,588

Note 4—Share-Based Compensation Expense

The Company measures all employee share-based compensation awards using a fair value method and records such expense in the consolidated financial statements. Total share-based compensation expenses for the three and six months ended June 30, 2010 and 2009 are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Selling, general and administrative	$2,081	$1,831	$3,872	$3,713
Product development	601	524	1,210	841

Totals	$2,682	$2,355	$5,082	$4,554

The Company recorded $2.7 million and $2.4 million in share-based compensation expenses during the three months ended June 30, 2010 and 2009, respectively, and recorded $5.1 million and $4.6 million in share-based compensation expenses during the six months ended June 30, 2010 and 2009, respectively. In addition, for the six months ended June 30, 2009, $448,000 was presented as financing activities to reflect the incremental tax benefits from stock options exercised in those periods. No such incremental tax benefit was recorded in the six months ended June 30, 2010. At June 30, 2010, total unrecognized estimated compensation costs related to unvested stock options granted prior to that date was $18.2 million, which is expected to be recognized over a weighted-average period of 2.9 years. At June 30, 2010, total unrecognized estimated compensation costs related to non-vested restricted stock units granted prior to that date was $1.7 million, which is expected to be recognized over a period of 1.8 years.

Stock Options

During the three and six months ended June 30, 2010, the Company granted stock options to purchase approximately 236,000 shares and 2.3 million shares, respectively, of its common stock. During the three and six months ended June 30, 2010, stock options to purchase approximately 170,000 shares and 226,000 shares, respectively, of common stock were exercised and options to purchase 504,000 shares and 875,000 shares, respectively, of common stock were forfeited or expired. As of June 30, 2010, the Company had outstanding options to purchase approximately 7.6 million shares of common stock.

Restricted Stock Units

Approximately 31,000 shares and 52,000 shares of the Company’s common stock vested and were released during the three and six months ended June 30, 2010 pursuant to outstanding restricted stock units. As of June 30, 2010, the Company had approximately 214,000 shares of common stock subject to restricted stock units outstanding.

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

The fair value of the performance based restricted stock units is assessed at approximately $350,000 in total as of June 30, 2010, and the Company recorded related compensation expenses of approximately $32,000 and $44,000 during the three and six months ended June 30, 2010, respectively.

The merger agreement entered into between the Company and Sonic Solutions provides that as of immediately prior to the closing of the merger, the performance based restricted stock units issuable to Messrs. Hell, Halvorson and Richter will be granted to such executive officers and the underlying shares of the Company’s common stock will be deemed immediately vested in full. The merger agreement further provides that as of immediately prior to the closing of the merger, the performance based restricted stock units issuable to Mr. Milne will be granted to him, subject to vesting on a quarterly basis over the two-year period following the date of grant, subject to any vesting acceleration to which Mr. Milne is entitled under the terms of the Company’s Change-in-Control Severance Plan.

Warrants

No warrants were issued or exercised during the three and six months ended June 30, 2010. As of June 30, 2010, there were fully vested warrants outstanding to purchase 395,000 shares of the Company’s common stock.

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

The Company recorded an income tax benefit for the three months ended June 30, 2010 of $546,000, or 16% of pre-tax loss, compared to an income tax benefit of $255,000 or 10% of pre-tax income for the three months ended June 30 2009. The income tax benefit for the six months ended June 30, 2010 was $15,000, or 10% of pre-tax loss, compared to an income tax provision of $61,000, or a negative 2% of pre-tax loss for the six months ended June 30, 2009. The income tax benefits recorded during the six months ended June 30, 2010 included discrete items of approximately $400,000 relating primarily to additional expenses recognized for cancelled stock options for which the related deferred tax expense reduced the income tax benefit. Excluding this discrete item, the effective tax rate for the three and six months ended June 30, 2010 was approximately 25%. The difference between the Company’s effective tax rate of 25%, excluding the discrete items, and the 35% U.S. federal statutory rate for the three and six months ended June 30, 2010 was primarily due to the impact of the California tax law change to the Company’s effective tax rate in 2010, state income taxes, permanent differences and California research and development credits.

The income tax provision recorded during the six months ended June 30, 2009 included discrete items of approximately $1.2 million. These discrete items included approximately $750,000 recorded during the first quarter of 2009 relating to a decrease to certain deferred tax assets as a result of a California tax law change that was enacted in February 2009. Excluding these discrete items, the Company’s effective tax rate for the three and six months ended June 30, 2009 was approximately 27% and 31%, respectively. The difference between the Company’s effective tax rate and the 35% U.S. federal statutory rate for the three and six month period ended June 30, 2009 was primarily due to permanent differences, partially offset by research and development credits and the impact of the discrete items.

The Company files federal, state and foreign income tax returns in jurisdictions with varying statutes of limitations. Due to net operating loss and research and development credit carryovers from earlier years, the Company is subject to income tax examination by tax authorities from inception to date.

Note 6—Comprehensive Loss

The components of comprehensive loss are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net loss	$(2,821)	$(2,359)	$(1,565)	$(3,791)
Unrealized gain (loss) on investments	(195)	124	(341)	339
Unrealized gain (loss) on foreign currency translation	(1,397)	844	(2,268)	10

Total comprehensive loss	$(4,413)	$(1,391)	$(4,174)	$(3,442)

Note 7—Business Acquisitions and Combinations

MainConcept - Japan

The Company’s wholly-owned subsidiary MainConcept previously had a minority interest in MainConcept-Japan, which functions as a Japanese sales office for MainConcept in consideration for a sales commission. Prior to May 31, 2010, the Company possessed a 38% interest in MainConcept-Japan and did not consolidate MainConcept-Japan as it was not the primary beneficiary of MainConcept-Japan, or any other variable interest entity. On May 31, 2010, for strategic purposes and to gain operational efficiencies, the Company entered into certain share purchase agreements and a trademark assignment agreement with the other shareholders of MainConcept-Japan, pursuant to which the Company purchased the 62% controlling interest and all the rights related to the Japanese MainConcept trademark for a total consideration of approximately $627,000. As a result of, MainConcept-Japan became a wholly-owned subsidiary of MainConcept and its operation results are reflected in the Company’s consolidated financial statements commencing as of May 31, 2010.

The preliminary allocation of the purchase price is as follows (in thousands):

Cash	$399
Accounts receivable	46
Other assets	26
Identifiable intangible asset, MainConcept – Japan trademark	265
Goodwill	141
Liabilities	(38)

Total preliminary purchase price	$839

The preliminary purchase price allocation was based upon a preliminary valuation and the Company’s estimates and assumptions, taking into consideration the control premium included in the purchase price of the remaining equity interest. As a result of this acquisition, the Company recognized a gain of $213,000 during the three months ended June 30, 2010 on its investment in MainConcept-Japan based on the increase in fair value of the minority interest from the historical amount, with such fair value determined based the minority holding. The excess of the purchase price over the identified tangible and intangible assets, less liabilities assumed, was recorded as goodwill. The Company anticipates that the $141,000 goodwill recorded in connection with the MainConcept – Japan acquisition will be deductible for income tax purposes based on a 15 year tax life. In addition, the Company recorded the Main-Concept trademark as an intangible asset with an estimated fair value of $265,000, which is being amortized on a straight-line basis over a useful life of 4.5 years, with no estimated residual value.

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

On the acquisition date, a liability was recognized for an estimate of the acquisition date fair value of the contingent milestone consideration based on the probability of achieving the milestones and the probability-weighted discount on cash flows. Any change in the fair value of the contingent milestone consideration subsequent to the acquisition date was and will be recognized in the statements of operations. In 2009, the first two technical milestones were achieved and $1.4 million additional consideration became due, $750,000 of which was paid in 2009, and the remaining $675,000 was paid in January of 2010. During the six months ended June 30, 2010, the third technical milestone was achieved, and an additional $750,000 became due and was paid in the second quarter of 2010. As of June 30, 2010, the gross remaining contingent consideration totaled $5.3 million. The Company reassessed the fair value of the remaining contingent consideration at $3.6 million and recorded in the three and six months ended June 30, 2010 increases of $102,000 and $378,000, respectively, in the fair value of the remaining contingent consideration in selling, general and administrative expenses in the consolidated statements of operations. The changes in the estimated probabilities of achieving the milestones and the time effect of discounting of estimated milestone considerations resulted in a net change of the fair value of the remaining contingent considerations from $4.6 million as of December 31, 2009 to $3.6 million as of June 30, 2010. Immediately prior to the closing of the merger between the Company and Sonic Solutions, any unpaid contingent milestone consideration that could become payable as a result of the achievement of milestones following the closing of the merger shall become immediately due and payable to AnySource.

This fair value measurement of the contingent consideration is based on significant inputs not observed in the market and thus represents a Level 3 measurement. Level 3 instruments are valued based on unobservable inputs that are supported by little or no market activity and reflect the Company’s own assumptions in measuring fair value. Discount rates considered in the assessment of the $3.6 million reporting date fair value of the contingent milestones at June 30, 2010 range from approximately 6% to 23%.

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

On June 3, 2010, plaintiff Barry Fagan, filed, on behalf of himself and purportedly on behalf of a class of Company stockholders, a class action complaint in the Superior Court of the State of California, County of San Diego against the Company and its directors, Siracusa Merger Corporation, and Siracusa Merger LLC, challenging the Proposed Merger between the Company and Sonic and alleging that the Company’s directors breached their fiduciary duties by agreeing to the Proposed Merger ( Fagan Suit). The Fagan Suit also alleged that Siracusa Merger Corporation and Siracusa Merger LLC aided and abetted the alleged breaches of fiduciary duty. The Fagan Suit sought to enjoin the Proposed Merger, or if it is consummated, rescission or damages. The Fagan Suit was dismissed without prejudice on July 14, 2010.

On June 21, 2010, plaintiff Rainer Gahlen (Gahlen) filed a stockholder class action suit against the Company and its directors in the Superior Court of the State of California, County of San Diego, challenging the Proposed Merger between the Company and Sonic Solutions and alleging that the Company’s directors breached their fiduciary duties by agreeing to the Proposed Merger (Gahlen Suit). The Gahlen Suit seeks to enjoin the Proposed Merger and requests damages.

On July 16, 2010, plaintiff Warren Pared (Pared) filed a stockholder class action against the Company and its directors, Sonic Solutions, Siracusa Merger Corporation and Siracusa Merger LLC in the Superior Court of the State of California, County of San Diego, challenging the Proposed Merger between the Company and Sonic Solutions and alleging that the Company’s directors breached their fiduciary duties by agreeing to the Proposed Merger (the Pared Suit). The Pared Suit also alleges that Sonic Solutions, Siracusa Merger Corporation and Siracusa Merger LLC aided and abetted the alleged breaches of fiduciary duty. The Pared Suit seeks to enjoin the Proposed Merger, or if it is consummated, seeks rescission or damages. On July 19, 2010, counsel for Gahlen and Pared filed a stipulation to consolidate the Gahlen Suit and the Pared Suit and to appoint co-lead counsel.

On July 16, 2010, plaintiff Mark Chropufka filed a shareholder class action against the Company and its directors, Sonic Solutions, Siracusa Merger Corporation and Siracusa Merger LLC in the Delaware Chancery Court, alleging that the Company’s directors breached their fiduciary duties in agreeing to the Proposed Merger with Sonic Solutions and that Sonic Solutions, Siracusa Merger Corporation and Siracusa Merger LLC aided and abetted the alleged breaches of fiduciary duty (Chropufka Suit). The Chropufka Suit seeks to enjoin the Proposed Merger and requests damages.

On July 20, 2010, plaintiff Diana E. Willis filed a shareholder class action against the Company and its directors, Sonic Solutions, Siracusa Merger Corporation and Siracusa Merger LLC in the Delaware Chancery Court, alleging that the Company’s directors breached their fiduciary duties in agreeing to the Proposed Merger with Sonic Solutions and that Sonic Solutions, Siracusa Merger Corporation and Siracusa Merger LLC aided and abetted the alleged breaches of fiduciary duty (Willis Suit). The Willis Suit seeks to enjoin the Proposed Merger and requests damages.

In addition to the above, the Company is involved in various legal proceedings from time to time arising from the normal course of business activities, including commercial, employment and other matters. In its opinion, resolution of any of these legal matters is not expected to have a material adverse effect on the Company’s operating results or financial condition. However, it is possible that an unfavorable resolution of one or more such proceedings could materially affect the Company’s future operating results or financial condition in a particular period.

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

On June 1, 2010, we entered into an Agreement and Plan of Merger, or Merger Agreement, with Sonic Solutions (NASDAQ: SNIC), or Sonic, a Novato, California-based company that develops products and services that enable the creation, management, and enjoyment of digital media across a wide variety of technology platforms. Pursuant to the Merger Agreement, we would merge with Siracusa Merger Corporation, a newly formed, wholly owned subsidiary of Sonic, and become a wholly owned subsidiary of Sonic. Immediately thereafter, we would merge with Siracusa Merger LLC, another newly formed, wholly owned subsidiary of Sonic, with Siracusa Merger LLC surviving the merger and immediately changing its name to DivX LLC. Following the transaction, our separate corporate existence would cease.

Under the terms of the Merger Agreement, our stockholders would receive merger consideration of 0.514 shares of Sonic common stock and $3.75 in cash for each share of DivX common stock that they own. Sonic shareholders would continue to own their existing shares of Sonic common stock, which will not be affected by the transaction. After the close of the transaction, current Sonic and DivX stockholders would be expected to own approximately 65% and 35%, respectively, of Sonic’s outstanding shares. The transaction is expected to be completed in the second half of 2010, subject to customary closing conditions, and stockholder and regulatory approvals. The Merger Agreement contains customary representations and warranties and pre-closing covenants. It also contains termination provisions for each of Sonic and DivX and provides that in certain specified circumstances, we must pay Sonic a termination fee of $8.35 million.

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

Selling, general and administrative

The majority of selling, general and administrative expenses consists of employee compensation costs. Selling, general and administrative expense also includes marketing expenses, which include format approval fee amortization expenses, business travel costs, trade show costs, outside consulting fees and allocable overhead. Our headcount for selling, general, and administrative related personnel, including full-time and part-time employees remained relatively consistent at 170 as of June 30, 2010, as compared to 166 as of June 30, 2009. If the need arises, we may hire additional employees or outside contractors for our selling, general and administrative staff as needed and may increase our selling, general and administrative budget to meet future needs.

Product development

The majority of product development expenses consist of employee compensation for personnel responsible for the development of new technologies and products. Our headcount for product development related personnel, including full-time and part-time employees, increased by 33 from 168 as of June 30, 2009 to 201 as of June 30, 2010, including approximately 20 employees added as a result of our acquisition of AnySource Media on August 27, 2009. Product development expense also includes bandwidth expenses, depreciation of computer and related equipment, software license fees and allocable overhead. We expect our product development expenses to continue to increase in 2010 as we continue to expand our product offerings, including the development of DivX TV, a software and service platform for Internet-enabled video devices. While we may hire additional employees to meet our business needs, if permanent employees are not available for hire, we may use outside contractors to fulfill our labor needs when and as required to accomplish our operating goals.

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

Recent Accounting Pronouncements

With the exception of those discussed below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the six months ended June 30, 2010, as compared to the recent accounting pronouncements described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, that are of significance, or potential significance to us.

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

Results of Operations

The following table presents our results of operations as a percentage of total net revenues for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
	(unaudited)		(unaudited)
Net revenues:
Technology licensing	86%	90%	88%	95%
Media and other distribution and services	14	10	12	5

Total net revenues	100	100	100	100
Cost of revenues:
Cost of technology licensing	11	14	10	13
Cost of media and other distribution and services	1	1	1	1

Total cost of revenues	12	15	11	14

Gross profit	88	85	89	86
Operating expenses:
Selling, general and administrative(1)	72	78	63	72
Product development(1)	35	30	31	28

Total operating expenses	107	108	94	100

Loss from operations	(19)	(23)	(5)	(14)
Interest income (expense), net	2	3	1	3
Other income (expense), net	—	3	—	—

Loss before income taxes	(17)	(17)	(4)	(11)
Income tax provision (benefit)	(3)	(2)	—	—

Net loss	(14)%	(15)%	(4)%	(11)%

(1) The following table presents details of total stock-based compensation expense included in each functional line item in the unaudited consolidated statements of operations above:

Selling, general and administrative	11%	12%	9%	11%
Product development	3	3	3	2

Net Revenues

The following table summarizes and analyzes the revenues we earned for the three and six months ended June 30, 2010 and 2009 (in thousands):

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2010	2009	$	%	2010	2009	$	%
Net revenues:
Technology licensing
Consumer hardware devices	$13,401	$10,740	$2,661	25%	$29,878	$24,448	$5,430	22%
% of total net revenues	68%	70%			70%	72%
Software	3,476	2,985	491	16	7,940	7,883	57	1
% of total net revenues	18%	20%			19%	23%

Total technology licensing	16,877	13,725	3,152	23	37,818	32,331	5,487	17
% of total net revenues	86%	90%			89%	95%
Advertising and third-party product distribution	2,632	1,389	1,243	89	4,898	1,390	3,508	252
% of total net revenues	13%	9%			11%	4%
Content distribution and related services	56	120	(64)	(54)	104	190	(86)	(45)%
% of total net revenues	1%	1%			0%	1%

Total net revenues	$19,565	$15,234	$4,331	28%	$42,820	$33,911	$(8,909)	(26)%

Technology licensing—consumer hardware devices: The $2.7 million, or 25%, increase in net revenues from technology licensing to consumer hardware device manufacturers from the three months ended June 30, 2009 to the three months ended June 30, 2010, and the $5.4 million, or 22% increase in net revenues from technology licensing to consumer hardware device manufacturers from the six months ended June 30, 2009 to the six months ended June 30, 2010 resulted primarily from an increase in royalty revenues associated with increased shipped-unit volumes of devices that incorporate our technologies reported to us by our licensee partners, an increase in royalty revenues due to timing of payments on certain fixed fee commitment arrangements which were renewed during the first quarter of 2010, and the recognition of revenues that had been deferred from the prior year under minimum volume commitment arrangements.

Technology licensing—software: The $491,000, or 16%, increase in net revenues from technology licensing to our software licensing partners from the three months ended June 30, 2009 to the three months ended June 30, 2010 was primarily due to an increase in royalty revenues associated with increased shipped-unit volumes of software that incorporate our technologies reported to us by our licensee partners. Software licensing revenue from the six months ended June 30, 2010 was relatively consistent with the same period in 2009, as the increase in royalty revenues associated with shipped-unit volumes of software reported to us was partially offset by the decrease in revenues generated from our website sales. Revenue generated from our website sales is deferred at the time of sale and recognized as revenue over the period of support. During the six months ended June 30, 2010 and 2009, we recognized additional revenue upon the early termination of the support period over which revenue is being recognized on the then-current version of our website software. The lower revenue from our website sales for the three and six months ended June 30, 2010 compared to the same period in 2009 is primarily due to a lower deferred revenue balance at the time of our decision to terminate support on the then–current version of our website software. This lower deferred revenue balance resulted in lower website sales revenue recorded for the six months ended June 30, 2010 compared to the same period in 2009.

Advertising and third-party product distribution: The $1.2 million, or 89%, increase in advertising and third-party product distribution revenue from the three months ended June 30, 2009 to the three months ended June 30, 2010, and the $3.5 million, or 252%, increase in advertising and third-party product distribution revenue from the six months ended June 30, 2009 to the six months ended June 30, 2010 resulted primarily from our promotion and distribution contract with Google, Inc. which was entered into on March 9, 2009. As such, for the six months ended June 30, 2010 we recognized two full quarters of revenue under this agreement and only one full quarter of revenue for the same period of 2009.

Content distribution and related services: The $64,000, or 54%, decrease in content distribution and related services revenue from the three months ended June 30, 2009 to the three months ended June 30, 2010, and the $86,000, or 45%, decrease in content distribution and related services revenue from the six months ended June 30, 2009 to the six months ended June 30, 2010 primarily resulted from a reduction in reported revenue by our Open Video System, or OVS, partners. Content distribution and related services revenues are the result of sales by our OVS customers and encoding and license revenues.

Gross profit

The following table shows the gross profit earned on each of our revenue streams for the three and six months ended June 30, 2010 and 2009 in absolute dollars and as a percentage of related revenues (in thousands):

	Three months ended June 30,		Change		Six months ended June 30,		Change
	2010	2009	$	%	2010	2009	$	%
Gross profit
Technology licensing	$14,594	$11,559	$3,035	26%	$33,317	$27,754	$5,563	20%
Gross margin %	86%	84%			88%	86%
Advertising and third-party distribution	2,537	1,305	1,232	94	4,707	1,203	3,504	291
Gross margin %	96%	94%			96%	87%
Content distribution and related services	36	69	(33)	(48)	58	66	(8)	(12)
Gross margin %	64%	57%			56%	35%

Total gross profit	$17,167	$12,933	$4,234	33%	$38,082	$29,023	$9,059	31%

Gross margin %	88%	85%			89%	86%

Technology licensing: The increase in our technology licensing gross profit and the associated increase in gross margin of $3.0 million, or 26%, from the three months ended June 30, 2009 to the three months ended June 30, 2010, and the increase of $5.6 million, or 20%, from the six months ended June 30, 2009 and the six months ended June 30, 2010 were due primarily to an increase in our technology licensing revenue without a corresponding increase in royalty and license costs.

Advertising and third-party distribution: The increase in our advertising and third-party distribution gross profit and the associated gross margin of $1.2 million, or 94%, from the three months ended June 30, 2009 to the three months ended June 30, 2010, and the increase of $3.5 million, or 291%, from the six months ended June 30, 2009 to June 30, 2010 were primarily due to a relatively fixed cost base and an increase in our advertising and third-party distribution revenue, primarily related to revenue recognized from our promotion and distribution agreement with Google.

Content distribution and related services: Our content distribution and related services gross margin decreased $33,000, or 48% from the three months ended June 30, 2009 to the three months ended June 30, 2010 and $8,000, or 12%, from the six months ended June 30, 2009 to the six months ended June 30, 2010, primarily due to the decrease in content distribution revenue described above.

Operating expenses

The following table summarizes and analyzes our operating expenses for the three and six months ended June 30, 2010 and 2009 (in thousands):

	Three months ended June 30,		Change		Six months ended June 30,		Change
	2010	2009	$	%	2010	2009	$	%
Operating expenses:
Selling, general and administrative	$14,122	$11,875	$2,247	19%	$26,887	$24,584	$2,303	9%
% of total net revenues	72%	78%			63%	72%
Product development	6,868	4,633	2,235	48%	13,519	9,334	4,185	45%
% of total net revenues	35%	30%			31%	28%

Total operating expenses	$20,990	$16,508	$4,482	27%	$40,406	$33,918	$6,488	19%

Selling, general and administrative: The $2.2 million, or 19%, increase in selling, general and administrative expenses from the three months ended June 30, 2009 to the three months ended June 30, 2010, was primarily due to: 1) an increase of approximately $1.5 million in compensation and benefits expenses, primarily due to higher fringe and variable compensation costs during the three months ended June 30, 2010; 2) an increase in outside service expense of $1.2 million, due to fees associated with the pending transaction with Sonic announced in June 2010; 3) an increase in share-based compensation expense of $250,000; 4) an increase in travel and entertainment expense of $150,000; 5) an increase in amortization expenses related to our prepaid format fees of $150,000, primarily due to format approval agreements we entered in the second half of 2009; 6) an increase of approximately $100,000 in the fair value of AnySource contingent liabilities; and 7) an increase in marketing and promotion of $100,000. These increases were partially offset by a decrease in legal expense of $1.0 million as we settled our UMG litigation in 2009, and a decrease in depreciation expenses of $200,000.

The $2.3 million, or 9%, increase in selling, general and administrative expenses from the six months ended June 30, 2009 to the six months ended June 30, 2010, was primarily due to 1) an increase of approximately $1.8 million in compensation and benefits expenses, as a result of higher fringe and variable compensation costs during the six months ended June 30, 2010; 2) an increase in outside service expenses of $1.2 million, due to fees associated with the pending transaction with Sonic; 3) an increase of approximately $400,000 in the fair value of AnySource contingent liabilities; 4) an increase in marketing and promotion expenses of $250,000 and travel and entertainment expenses of $200,000, primarily related to our participation in sales conferences and tradeshows; 5) an increase in the amortization expenses of $200,000 associated with our prepaid format fees; 6) an increase in office expenses of $150,000; 7) an increase in share-based compensation expense of $150,000; and 8) an increase in contractor expense of $100,000. These increases were partially offset by a decrease in legal expense of $1.7 million as we settled our UMG litigation in 2009, and a decrease in depreciation expense of $450,000.

Product development: The $2.2 million, or 48%, increase in product development expenses from the three months ended June 30, 2009 to the three months ended June 30, 2010 was primarily due to the increase in costs associated with our acquisition of AnySource in August of 2009. Our product development headcount increased by 20 as a result of the acquisition, which was a primary contributor to the increase of approximately $1.8 million in compensation and benefits expenses, the increase of $100,000 in share-based compensation expenses, and the increase of $200,000 in office rent, utility and other expenses. In addition, an increase of $100,000 in contractor expenses related to our other software development efforts also contributed to the overall increase in product development expenses.

The $4.2 million, or 45%, increase in product development expenses from the six months ended June 30, 2009 to the six months ended June 30, 2010 was primarily due to the increase in costs associated with our acquisition of AnySource in August of 2009. Our headcount increase as a result of the acquisition was a primary contributor to the increase of approximately $3.1 million in compensation and benefit expenses, the increase of $400,000 in share-based compensation expenses, the $300,000 increase in office rent, utility and other expenses, and the $100,000 increase in travel expenses. In addition, an increase in outside research expenses of approximately $100,000 also contributed to the overall increase in product development expenses as we continue to invest in the development of our software and service platforms for Internet enabled consumer electronics devices.

Interest income (expense), net: We reported net interest income of $385,000 for the three months ended June 30, 2010 compared to $432,000 for the three months ended June 30, 2009. For the six months ended June 30, 2010, we reported approximately $786,000 of net interest income compared to $1.0 million for the six months ended June 30, 2009. The decreases are reflective of lower interest rates compared to the same period in the prior year.

Other income (expense), net: We recorded $71,000 of other income for the three months ended June 30, 2010 as compared to $539,000 of other expense for the same period in 2009. For the six months ended June 30, 2010, we recorded other expense of $42,000 compared to $139,000 of other income for the six months ended June 30, 2009. The fluctuations in other income (expenses), net were primarily due to foreign exchange fluctuations on our Euro-based intercompany receivable balance from our German subsidiary MainConcept.

Income tax provision: We recorded an income tax benefit for the three months ended June 30, 2010 of $546,000, or 16% of pre-tax loss, compared to an income tax benefit of $255,000 or 10% of pre-tax income for the three months ended June 30, 2009. The income tax benefit for the six months ended June 30, 2010 was $15,000, or 1% of pre-tax loss, compared to an income tax provision of $61,000, or a negative 2% of pre-tax loss for the six months ended June 30, 2009. The income tax benefits recorded during the six months ended June 30, 2010 included discrete items of approximately $400,000 relating primarily to additional expenses recognized for cancelled stock options. Excluding this discrete item, the effective tax rate for the three and six months ended June 30, 2010 was approximately 25%. The difference between our effective tax rate of 25%, excluding the discrete items, and the 35% U.S. federal statutory rate for the three and six months ended June 30, 2010 was primarily due to the impact of the California tax law change to our effective tax rate in 2010, state income taxes, permanent differences and California research and development credits.

The income tax provision recorded during the six months ended June 30, 2009 included discrete items of approximately $1.2 million. These discrete items included approximately $750,000 recorded during the first quarter of 2009 relating to a decrease to certain deferred tax assets as a result of a California tax law change that was enacted in February 2009. Excluding these discrete items, our effective tax rate for the three and six months ended June 30, 2009 was approximately 27% and 31%, respectively. The difference between our effective tax rate and the 35% U.S. federal statutory rate for the three and six month period ended June 30, 2009 was primarily due to permanent differences, partially offset by research and development credits and the impact of the discrete items.

Liquidity and capital resources

The following table presents data regarding our liquidity and capital resources (in thousands):

	June 30, 2010	December 31, 2009
Cash, cash equivalents and short-term investments	$143,247	$143,709
Working capital	140,876	133,954
Total assets	209,839	207,598

Cash Flows (in thousands):

	Six Months Ended June 30,
	2010	2009
Net cash provided by operating activities	$5,762	$4,050
Net cash provided by (used in) investing activities	7,402	(25,365)
Net cash provided by financing activities	1,508	960
Effect of exchange rate changes on cash	(200)	119

	Six Months Ended June 30,
	2010	2009
Net increase (decrease) in cash and cash equivalents	14,472	(20,236)
Cash and cash equivalents at beginning of period	14,883	43,442

Cash and cash equivalents at end of period	$29,355	$23,206

Cash provided by operating activities: The $5.8 million of cash provided by operating activities for the six months ended June 30, 2010 was primarily comprised of non-cash share-based compensation of $5.1 million, non-cash depreciation and amortization expenses of $2.9 million, and an increase in accrued liabilities of $1.7 million, partially offset by an decrease in prepaid expenses and other assets of $1.9 million, an increase in income taxes receivable of $1.9 million, and the net loss of $1.6 million.

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

Cash provided by (used in) investing activities: The $7.4 million of cash provided by investing activities for the six months ended June 30, 2010 was due to sales and maturities of investments of $67.0 million, partially offset by purchases of investments of $56.3 million, cash paid for the AnySource acquisition of $1.4 million, and cash paid for format approval fees of $1.2 million.

The $25.4 million of cash used in investing activities for the six months ended June 30, 2009 was due to purchases of investments of $78.6 million, partially offset by sales and maturities of investments of $53.8 million.

Cash provided by financing activities: The $1.5 million cash provided by financing activities for the six months ended June 30, 2010 was primarily due to proceeds of $937,000 from exercises of stock options, and proceeds of $573,000 from shares issued under the employee stock purchase plan.

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

Interest Rate Risk

All of our fixed income investments are classified as available-for-sale and are therefore reported on the balance sheets at market value. The fair values of our cash equivalents and investments are subject to change as a result of changes in market interest rates and investment risk related to the issuers’ credit worthiness. To minimize these risks, we maintain an investment portfolio of various holdings, types and maturities. We have established guidelines relative to diversification and maturities that attempt to maintain safety and liquidity. These guidelines are periodically reviewed and modified, if necessary. We do not utilize financial contracts to manage our exposure in our investment portfolio to changes in interest rates. At June 30, 2010, we had $146.3 million in cash and cash equivalents, and investments, all of which are stated at fair value. A 10 basis point increase or decrease in market interest rates over a three months period would not be expected to have a material impact on the fair value of $29.4 million of our cash and cash equivalents at June 30, 2010, as these consisted of securities with maturities of less than three months.

The weighted-average maturity of our investments excluding ARS as of June 30, 2010 was approximately eight months. A 100 basis point increase or decrease in interest rates over an eight-month period from those in effect at June 30, 2010 would, however, decrease or increase, respectively, the approximately $108.4 million remaining of our investments (excluding ARS and the related put option) by approximately $650,000. While changes in interest rates may affect the fair value of our investment portfolio, any gains or losses will not be recognized in our consolidated statements of operations until the investment is sold or if the reduction in fair value was determined to be other than temporary.

At June 30, 2010, we held approximately $8.8 million of ARS in par value, $3.3 million of which were classified in long-term assets, whose underlying assets are student loans which are substantially backed by the federal government. Since February 2008, these auctions have failed and therefore continue to be illiquid and we will not be able to access these funds until a future auction of these investments is successful or a buyer is found outside of the auction process. As a result, our ability to liquidate our investments and fully recover the carrying value of our investments in the near term may be limited or may not exist. If the issuers are unable to successfully close future auctions and their credit ratings deteriorate, we may in the future be required to record an impairment charge on these investments. A 100 basis point increase or decrease in market interest rates over a three month period would not be expected to have a material impact on the fair value of our ARS holdings.

We believe that, based on our total cash and investments position and our expected operating cash flows, we are able to hold these securities until there is a recovery in the auctions market, which may be at final maturity. As a result, we do not anticipate that the current illiquidity of these ARS will have a material effect on our cash requirement or working capital.

The remaining $5.5 million of our ARS holdings in par value were held with UBS AG, or UBS at June 30, 2010. In November 2008, we accepted an offer from UBS entitling us to sell at par value ARS originally purchased from UBS at any time during a two-year period from June 30, 2010 through July 2, 2012. In accepting this offer, we granted UBS the authority to sell or auction the ARS at par at any time up until the expiration date of the offer and released UBS from any claims relating to the marketing and sale of ARS. During the three and six months ended June 30, 2010, $2.4 million and $5.0 million respectively of ARS held with UBS were redeemed at par by the underlying issuers. In addition, during the three months ended June 30, 2010, UBS redeemed $3.9 million of our ARS holdings at par. As of June 30, 2010, the remaining ARS held by the Company with UBS amounted to $5.5 million in par value and $5.0 million in fair value, which was classified as short-term investments. In July 2010, we sold all of these remaining ARS holdings of $5.5 million to UBS at par.

Foreign Currency Exchange Rate Risk

MainConcept generates revenues and incurs costs which are denominated in local currencies. As exchange rates vary, these results when translated into U.S. dollars may vary from expectations and may adversely impact overall expected results.

Additionally, at June 30, 2010, we had a receivable balance denominated in Euros due from MainConcept. Our outstanding receivable balance is translated into U.S. dollars for financial reporting purposes, with unrealized gains and losses included as a component of other income (expense), net. A 100 basis point increase or decrease in foreign currency exchange rates over a three month period from those in effect at June 30, 2010 would not materially impact our financial position, results of operations and cash flows. During the six months ended June 30, 2010, we recorded approximately $302,000 of foreign currency losses related to our foreign currency receivable denominated in Euros in other income (expense), net on our consolidated statements of operations.

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

On June 3, 2010, plaintiff Barry Fagan, filed, on behalf of himself and purportedly on behalf of a class of Company stockholders, a class action complaint in the Superior Court of the State of California, County of San Diego against us and our directors, Siracusa Merger Corporation, and Siracusa Merger LLC, challenging the proposed merger between us and Sonic (the “Proposed Merger”) and alleging that our directors breached their fiduciary duties by agreeing to the Proposed Merger (the “Fagan Suit”). The Fagan Suit also alleged that Siracusa Merger Corporation and Siracusa Merger LLC aided and abetted the alleged breaches of fiduciary duty. The Fagan Suit sought to enjoin the Proposed Merger, or if it is consummated, rescission or damages. The Fagan Suit was dismissed without prejudice on July 14, 2010.

On June 21, 2010, plaintiff Rainer Gahlen filed a stockholder class action against us and our directors in the Superior Court of the State of California, County of San Diego, challenging the Proposed Merger between us and Sonic and alleging that our directors breached their fiduciary duties by agreeing to the Proposed Merger (the “Gahlen Suit”). The Gahlen Suit seeks to enjoin the Proposed Merger and requests damages.

On July 16, 2010, plaintiff Warren Pared filed a stockholder class action against us and our directors, Sonic, Siracusa Merger Corporation and Siracusa Merger LLC in the Superior Court of the State of California, County of San Diego, challenging the Proposed Merger between us and Sonic and alleging that our directors breached their fiduciary duties by agreeing to the Proposed Merger (the “Pared Suit”). The Pared Suit also alleges that Sonic, Siracusa Merger Corporation and Siracusa Merger LLC aided and abetted the alleged breaches of fiduciary duty. The Pared Suit seeks to enjoin the Proposed Merger, or if it is consummated, seeks rescission or damages. On July 19, 2010, counsel for Gahlen and Pared filed a stipulation to consolidate the Gahlen Suit and the Pared Suit and to appoint co-lead counsel.

On July 16, 2010, plaintiff Mark Chropufka filed a shareholder class action against us and our directors, Sonic, Siracusa Merger Corporation and Siracusa Merger LLC in the Delaware Chancery Court, alleging that our directors breached their fiduciary duties in agreeing to the Proposed Merger with Sonic and that Sonic, Siracusa Merger Corporation and Siracusa Merger LLC aided and abetted the alleged breaches of fiduciary duty. The Chropufka Suit seeks to enjoin the Proposed Merger and requests damages.

On July 20, 2010, plaintiff Diana E. Willis filed a shareholder class action against us and our directors, Sonic, Siracusa Merger Corporation and Siracusa Merger LLC in the Delaware Chancery Court, alleging that our directors breached their fiduciary duties in agreeing to the Proposed Merger with Sonic and that Sonic, Siracusa Merger Corporation and Siracusa Merger LLC aided and abetted the alleged breaches of fiduciary duty (the “Willis Suit”). The Willis Suit seeks to enjoin the Proposed Merger and requests damages.

In addition, we are involved in various legal proceedings from time to time arising from the normal course of business activities, including commercial, employment and other matters. In our opinion, resolution of these proceedings is not expected to have a material adverse effect on our operating results or financial condition. However, it is possible that an unfavorable resolution of one or more such proceedings could materially affect our future operating results or financial condition in a particular period.

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

Risks Relating to the Potential Merger with Sonic Solutions

*Failure to complete, or delays in completing, the merger with Sonic Solutions announced on June 2, 2010 could materially and adversely affect our results of operations and our stock price.

On June 1, 2010, we entered into an agreement with Sonic pursuant to which, if all of the conditions to closing are met, we will merge with a subsidiary of Sonic and become a wholly-owned subsidiary of Sonic. Consummation of the merger is subject to customary closing conditions. We cannot assure you that we will be able to successfully consummate the proposed merger as currently contemplated under the Merger Agreement or at all. Risks related to the failure of the proposed merger to be consummated include, but are not limited to, the following:

•

If the merger is not consummated, we would not realize any or all of the potential benefits of the merger, including any synergies that could result from combining the financial and proprietary resources of us and Sonic, which could have a negative effect on our stock price;

•	We will remain liable for significant transaction costs, including legal, accounting, financial advisory and other costs relating to the merger regardless of whether the merger is consummated;

•	Under some circumstances, we may have to pay a termination fee to Sonic in the amount of $8.35 million if the merger is not consummated;

•	The attention of our management and our employees may be diverted from day-to-day operations during the period up to the consummation of the merger;

•	Our technology licensing process may be disrupted by customer and salesperson uncertainty over when or if the merger will be consummated;

•

Our customers and other third parties may seek to modify or terminate existing agreements, or prospective customers may delay entering into new agreements or licensing our technologies as a result of the announcement of the merger;

•

Under the Merger Agreement, we are subject to certain restrictions on the conduct of our business prior to completing the merger, which restrictions could adversely affect our ability to conduct our business as we otherwise would have done if we were not subject to these restrictions; and

•	Our ability to retain current key employees or attract new employees may be harmed by uncertainties associated with the proposed merger.

The occurrence of any of these events individually or in combination could materially and adversely affect our results of operations and our stock price.

*Because the Merger Agreement contemplates a fixed exchange ratio, changes in the market price of Sonic common stock could adversely affect the value of the shares of Sonic common stock to be received by our stockholders in the merger.

Under the Merger Agreement, each outstanding share of our common stock will be exchanged for 0.514 shares of Sonic common stock and $3.75 in cash. Because the Merger Agreement contemplates a fixed exchange ratio, changes in the stock price of Sonic common stock in the period leading up to the time the merger is consummated could adversely affect the value of our common stock or the value of the Sonic common stock to be received by our stockholders upon consummation of the merger.

*Lawsuits have been filed against us, the members of our board of directors, Sonic Solutions, Siracusa Merger Corporation and Siracusa Merger LLC challenging the proposed merger, and an adverse judgment in any such lawsuit may prevent the merger from becoming effective or from becoming effective within the expected timeframe, and may result in costs to DivX.

As described above, DivX, Inc., the members of our board of directors, Sonic Solutions, Siracusa Merger Corporation and Siracusa Merger LLC are named as defendants in purported shareholder class action lawsuits brought by several individual DivX stockholders as plaintiffs, challenging the Proposed Merger with Sonic, and seeking, among other things, to enjoin DivX and the other parties to the Merger Agreement from consummating the merger on the agreed-upon terms. One of the conditions to the completion of the merger is that no temporary restraining order, preliminary or permanent injunction or other order preventing the completion of the merger shall have been issued by any court of competent jurisdiction and be in effect. Consequently, if any of the plaintiffs is successful in obtaining an injunction prohibiting the parties from completing the merger on the agreed-upon terms, the injunction may prevent the completion of the merger in the expected timeframe, or at all.

We have obligations under certain circumstances to hold harmless and indemnify each of the defendant directors against judgments, fines, settlements and expenses related to claims against such directors and otherwise to the fullest extent permitted under Delaware law and our bylaws and certificate of incorporation. Such obligations may apply to the lawsuits. Our management believes that the allegations in the lawsuits are without merit and intends to vigorously contest the lawsuits. However, there can be no assurance that we and the other defendants in these lawsuits will be successful in our defenses. An unfavorable outcome in any of the lawsuits could prevent or delay the consummation of the merger, result in substantial costs to DivX or both.

* If the merger is consummated, the combined company may not perform as we or the market expects, which could have an adverse effect on the price of Sonic stock, which our current stockholders will own following the merger.

Even if the merger is consummated, the combined company may not perform as we or the market expect. Risks associated with the combined company following the merger include:

•	If the merger does not qualify as a tax-free reorganization under Section 368(a) of the Code, the stockholders of DivX may be required to pay substantial U.S. federal income taxes.

•

Integrating two businesses is a difficult, expensive, and time-consuming process, and the failure to integrate successfully the businesses of DivX and Sonic in the expected time frame would adversely affect Sonic’s future results following completion of the merger.

•	The merger will significantly increase the size of Sonic’s operations, and if Sonic is not able to effectively manage its expanded operations, its stock price may be adversely affected.

•	The new members of the Sonic board of directors and other employees of the resulting entity, which have had limited exposure to each other, may not be able to work together effectively.

•

It is possible that key employees might decide not to remain with Sonic after the merger is completed, and the loss of key personnel could have a material adverse effect on the resulting entity’s financial condition, results of operations and growth prospects.

•

The success of the resulting entity will also depend upon relationships with third parties and pre-existing customers of Sonic and DivX, which relationships may be affected by customer preferences or public attitudes about the merger. Any adverse changes in these relationships could adversely affect the resulting entity’s business, financial condition and results of operations.

•	The stock price of Sonic common stock after the merger may be affected by factors different from those currently affecting the shares of Sonic or DivX.

•

If governmental agencies or regulatory bodies impose requirements, limitations, costs, divestitures or restrictions on the consummation of the proposed merger, the combined company’s ability to realize the anticipated benefits of the merger may be impaired.

If any of these events were to occur, the value of the Sonic common stock received by DivX stockholders in the merger would be adversely affected.

Risks Relating to DivX, Including as a Stand-Alone Company

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

Growth in our revenue over the past several years has been the result, in large part, of the rapid growth in sales of red-laser DVD players incorporating our technologies. For the six months ended June 30, 2010, 2009 and 2008, we derived approximately 70%, 72% and 65%, respectively, of our total net revenues from technology licensing to consumer hardware device manufacturers, a majority of which are derived from sales of red-laser DVD players incorporating our technologies. However, as the markets for DVD players mature, we expect sales of red-laser DVD players to decline. To the extent that sales of red-laser DVD players decline, our licensing revenue will be adversely affected. In addition, if new technologies are developed for use with DVDs or new technologies are developed that substantially compete with or replace red-laser DVDs as a dominant medium for consumer video entertainment such as the Blu-ray Disc, and if we are unable to develop and successfully market technologies that are incorporated into or compatible with such new technologies, our ability to generate revenues will be adversely affected.

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

*We are dependent on the sale by our licensees of consumer hardware and software products that incorporate our technologies. Our top 10 licensees by revenue accounted for approximately 64% of our total net revenues during the six months ended June 30, 2010, and a reduction in revenues from those licensees or a loss of one or more of our key licensees would adversely affect our licensing revenue.

We derive most of our revenue from the licensing of our technologies to consumer hardware device manufacturers, software vendors and consumers. We derived 88%, 95% and 77% of our total net revenues from licensing our technology during the six months ended June 30, 2010, 2009 and 2008, respectively. One or a small number of our licensees generally represents a significant percentage of our technology licensing revenues. For example, in the six months ended June 30, 2010, Samsung accounted for approximately 14% of our total net revenues, and our top 10 licensees by revenue accounted for approximately 64% of our total net revenues. Our technology licensing revenues are particularly dependent upon our relationships with consumer hardware device manufacturers. We cannot control consumer hardware device manufacturers’ and software developers’ product development or commercialization efforts or predict their success. Our license agreements typically require manufacturers of consumer hardware devices and software vendors to pay us a specified royalty for every shipped consumer hardware or software product that incorporates our technologies, but many of these agreements do not require these manufacturers to guarantee us a minimum royalty in any given period. Accordingly, if our licensees sell fewer products incorporating our technologies, or otherwise face significant economic difficulties, our licensing revenues will be adversely affected. Additionally, certain of our license agreements provide for specific royalties based on our estimations of the volumes of certain units consumer hardware device manufacturers are likely to ship during a given term; if our estimates are too low, the actual per-unit revenues received may be lower than expected. Also, certain of our OEM partners have sought to enter into a site license with us, pursuant to which the OEM partner pays a flat royalty fee for use of certain of our technology. If we underestimate the use of our technology by one of our site license partners, the flat royalty rate that we charge may be too low and our revenues may be adversely affected. Our license agreements are generally for two years or less in duration, and a significant number of these agreements expire in any given quarter. Upon expiration of their license agreements, manufacturers and software developers may not renew their agreements or may elect not to enter into new agreements with us on terms as favorable as our current agreements.

*Revenues under our promotion and distribution agreement with Google, entered into in March 2009, represented nearly 10% of our total net revenues in the six months ended June 30, 2010. A termination of our promotion and distribution agreement with Google or our failure to renew or replace this agreement would significantly decrease our revenues.

In March 2009, we entered into a promotion and distribution agreement with Google pursuant to which we distribute Google products, including among others the Google Chrome web browser, with our software products, and Google pays us fees based on successful activations of these products. Since March 2009, we have relied on this relationship with Google for a significant portion of our revenue. Revenue derived from the agreement represented nearly 10% of our total net revenues in the six months ended June 30, 2010. If Google’s products do not prove to be as popular among consumers as we anticipate, if our products decline in popularity among consumers, or if Google’s products reach market saturation, we may experience a decrease in revenue under our agreement with Google. In addition, our ability to continue to generate revenues under the agreement is limited by a cap on the total amounts payable by Google under the agreement, after which Google is relieved of further obligations to pay us for successful activations or otherwise. If we meet this cap, our revenues in subsequent periods may decrease. This agreement expires upon the earlier of February 28, 2011 or the date upon which we reach the cap on the total amounts payable by Google to us under the agreement, and Google is under no obligation to renew this agreement. If, upon the expiration of our agreement with Google, we fail to enter into a new agreement with Google or a similar partner on substantially the same or more favorable terms, our future revenues will significantly decrease.

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

We have offices in eight foreign countries as well as sales staff in others, and we are dedicating a significant portion of our sales efforts in countries outside North America. We are dependent on international sales for a substantial amount of our total revenues. For the six months ended June 30, 2010, 2009 and 2008, our net revenue outside North America comprised 79%, 86% and 73%, respectively, of our total net revenues. We expect that international sales will continue to represent a substantial portion of our revenues for the foreseeable future. These future international revenues will depend to a large extent on the continued use and expansion of our technologies in entertainment industries worldwide. Increased worldwide use of our technologies is also an important factor in our future growth. We are investing resources into expanding the reach of our technologies into the markets of foreign countries where our technologies have not yet been widely adopted. We may not be successful in our efforts to penetrate new international markets for our products.

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

As of June 30, 2010 we had 371 full-time and part-time employees. We may need to expand or contract our managerial, operational, financial and other resources to manage our business, including our relationships with key customers and licensees. Our current facilities and systems may not be the correct size to support this future growth or contraction. We may require additional office space to accommodate our growth. Additional office space may not be available on commercially reasonable terms and may result in a disruption of our corporate culture. Our need to effectively manage our operations, growth and various projects requires that we continue to improve our operational, financial and management controls, reporting systems and procedures and to attract and retain sufficient numbers of talented employees. We may be unable to successfully implement these tasks on a larger scale, which could prevent us from executing our business strategy.

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

As of June 30, 2010, we held approximately $8.8 million par value of auction rate securities ($8.5 million estimated fair value, including related put option). During the six months ended June 30, 2010, $6.9 million worth of the Company’s auction rate securities were redeemed at par. During the years 2009 and 2008, approximately $500,000 and $1.3 million, respectively, worth of the Company’s auction rate securities were redeemed. Subsequent to June 30, 2010 and prior to the filing of this quarterly report on Form 10-Q, $5.5 million of the Company’s auction rate securities were redeemed at par. All other auction rate security instruments in our portfolio have failed at auctions since February 2008, and we may not be able to sell these securities in a timely manner to meet a liquidity need. In the event that we are unable to sell the underlying securities at or above our carrying value, or at all, these securities may not provide us a liquid source of cash in the future.

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

We have seven issued patents in the United States and two issued patents in foreign jurisdictions, along with exclusive rights to one additional United States patent. Our ability to obtain patent protection for certain of our technologies and products may be limited as a result of the incorporation of aspects of MPEG-4, MP3, and other standards-based technologies into our technologies and products. We license patents relating to MPEG-4, MP3, and other standards-based technologies from third party licensors. The licensors from whom we have acquired the right to incorporate MPEG-4 and MP3 technologies into our products are not the exclusive owners of the patents relating to such technologies. As a result, our licensors must coordinate enforcement efforts with the owners of such patents to protect or defend against infringements of patents relating to such technology, which can be expensive, time consuming and difficult. Any significant impairment of the intellectual property rights relating to the MPEG-4 or MP3 technologies we license for use in our technologies and products could reduce the value of such technologies, which could impair our ability to compete.

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

The current turbulence in the U.S. and global financial markets could adversely affect our stock price and our ability to raise additional capital through the sale of equity or debt securities. As of July 30, 2010, we had 33,209,929 shares of common stock outstanding. As a result of our relatively small public float, our common stock may be less liquid than the stock of companies with broader public ownership. In 2008, we undertook a share repurchase program, which was completed as of June 30, 2008. Prior repurchases, as well as any future repurchases of our common stock, reduce our public float and may cause our common stock to become less liquid. A reduction in the liquidity of our common stock, as a result of the recent share repurchase or otherwise, could have a greater impact on the trading price for our shares than would be the case if our public float were larger.

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

As of July 30, 2010, there were 33,209,929 shares of our common stock outstanding. Substantially all of these shares are eligible for sale in the public market, although as of July 30, 2010, 539,052 of these shares were held by directors, executive officers and other affiliates and will be subject to volume limitations under Rule 144. In addition, as of July 30, 2010, we had outstanding warrants to purchase up to 395,000 shares of common stock that, if exercised, will result in these additional shares becoming available for sale. A large portion of these shares and warrants are held by a small number of persons and investment funds. Sales by these stockholders or warrant holders of a substantial number of shares could significantly reduce the market price of our common stock. Moreover, the holders of 207,622 shares of common stock at July 30, 2010 have rights, subject to some conditions, to require us to file registration statements covering the shares they currently hold or to include these shares in registration statements that we may file for ourselves or other stockholders. Additionally, the current turbulence in the U.S. and global financial markets has caused a decline in stock values across all industries.

As of July 30, 2010, an aggregate of approximately 7,638,083 shares of our common stock were reserved for future issuance under our 2000 Stock Option Plan, or 2000 Plan, our 2006 Equity Incentive Plan, or 2006 Plan, and our 2006 Employee Stock Purchase Plan, or 2006 Purchase Plan and the share reserve under our 2006 Plan and our 2006 Purchase Plan are subject to automatic annual increases in accordance with the terms of the plans. These shares can be freely sold in the public market upon issuance. If a large number of these shares are sold in the public market, the sales could reduce the trading price of our common stock and impede our ability to raise future capital.

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

As of June 30, 2010, the remaining $62.8 million of proceeds from our initial public offering are invested in auction rate securities, commercial paper, certificates of deposit, corporate bonds, government agency notes, and money market funds.

Item 6.	Exhibits.

Exhibit Number	Description of Document

2.1(1)	Agreement and Plan of Merger, dated as of June 1, 2010, by and among Sonic Solutions, Siracusa Merger Corporation, Siracusa Merger LLC and DivX, Inc.

2.2(1)	Form of Voting Agreement, dated June 1, 2010, by and between DivX, Inc. and certain stockholders of Sonic Solutions.

2.3(1)	Form of Voting Agreement, dated June 1, 2010, by and between Sonic Solutions and certain stockholders of DivX, Inc.

3.1(2)	Form of Amended and Restated Certificate of Incorporation as currently in effect.

3.2(3)	Form of Amended and Restated Bylaws as currently in effect.

4.1(2)	Form of Common Stock Certificate.

10.1*	Amendment Number 1 to Promotion and Distribution Agreement between the Company and Google, Inc. dated May 1, 2010.

10.2+	Offer Letter between the Company and Matthew Milne dated July 15, 2009.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the exhibit of the same number to the Company’s Current Report on Form 8-K, originally filed with the SEC on June 2, 2010.

(2)	Incorporated by reference to the exhibit of the same number to the Company’s Registration Statement on Form S-1 (No. 333-133855), originally filed with the SEC on May 5, 2006.

(3)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on March 1, 2010.

*	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the SEC.

+	Indicates management contract or compensatory plan.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIVX, INC.

Dated: August 6, 2010	By:	/s/ Dan L. Halvorson
Dan L. Halvorson
Chief Financial Officer and Executive Vice President Operations (Duly authorized officer and principal financial officer)